Form 10-K
period 2024-12-31
Wellgistics Health, Inc.
filed 2025-03-25
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 001-42530

WELLGISTICS HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-3264234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 Bayport Drive, Suite 950
Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 203-6092

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	WGRX	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $87,000.

As of March 20, 2025, there were 51,944,397 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K (this “Annual Report”), all references to “Wellgistics Health, Inc.,” “Wellgistics Health,” “we,” “us,” “our” or the “Company” mean Wellgistics Health, Inc., and its wholly-owned subsidiaries, except where it is made clear that the term means only Wellgistics Health, Inc. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report contains statements that constitute forward-looking statements that are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or the future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These factors include those set forth below and those disclosed under “Risk Factors”, below. Forward-looking statements in this Annual Report may include, for example, statements about:

●	A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, or the increased offering of specialty products, direct and indirect remuneration fees, mail order pharmacy steering, and programs;
●	Wellgistics Health deriving a portion of its sales from prescription drug sales reimbursed by pharmacy benefit management companies;
●	Wellgistics Health being adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs;
●	changes in economic conditions that adversely affect consumer/client buying practices and market adoption of Wellgistics Health’s DelivMeds mobile application and the accompanying revenues to premium access/services;
●	Wellgistics Health’s relationships with its primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships of its wholesale and hub technology platform subsidiaries;
●	changes in the healthcare industry and regulatory environments;
●	the effects of competition on Wellgistics Health’s future business;
●	Wellgistics Health’s ability to execute its business plans and strategy; and
●	other risks and uncertainties described in the registration statement of which this prospectus forms a part, including, but not limited to, those risks described in the section entitled “Risk Factors” beginning on page 14 of this Annual Report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There can be no assurance that future developments affecting us will be those that we have anticipated. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1.	BUSINESS

Overview

Incorporated in 2022, we are a holding company for existing and future planned operating companies centered around pharmaceuticals and healthcare services. We seek to be a micro health ecosystem, with a portfolio of companies consisting of a pharmacy, wholesale operations, and a technology division that provides a novel platform for hub and clinical services. We are focused on improving the lives of patients while delivering unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors. With the successful integration of its patient-centric approach and innovative healthcare applications, we intend to shift the dynamic of pharmaceutical care to revolve around the patient for a wide range of therapeutic conditions by offering a full spectrum of integrated solutions as a result of leveraging the synergies of its business segments to address access, care coordination, dispensing, delivery, and clinical management of pharmaceutical products ranging from “specialty-lite” to general maintenance conditions.

We currently exist as a holding company conducting business through two wholly owned subsidiaries— Wood Sage LLC (“Woodsage”) and Wellgistics, LLC (“Wellgistics LLC”)—and two indirect subsidiaries—Alliance Pharma Solutions LLC d/b/a DelivMeds (n/k/a Wellgistics Tech & Hub, LLC) (“DelivMeds”) and Community Specialty Pharmacy, LLC (n/k/a Wellgistics Pharmacy, LLC) (“Wellgistics Pharmacy”).

In January 2023, we entered into a Membership Interest Purchase Agreement (the “Wood Sage MIPA”) with Nikul Panchal, an individual resident of the State of Florida in connection with our acquisition of Wood Sage (the “Wood Sage Acquisition”). We completed the Wood Sage Acquisition on June 16, 2024, paying Mr. Panchal in shares of our common stock equal to approximately $400,000 issued at a 20% discount. Wood Sage is a holding company incorporated as a limited liability company formed under the laws of Florida on June 27, 2014. To date, Wood Sage has had no operations. In August 2023, Wood Sage acquired 100% of the outstanding membership interests of DelivMeds and Wellgistics Pharmacy. DelivMeds was founded in 2017 as a holding company for technology solutions, namely the DelivMeds technology platform that was recommissioned to serve as a pharmaceutical hub to facilitate the transfer of prescriptions and provide backend clinical concierge services to a network of independent pharmacies. Wellgistics Pharmacy, was founded in 2011 as a retail community specialty pharmacy and has been continuously operating.

On May 11, 2023, we entered into a Membership Interest Purchase Agreement with Wellgistics LLC and its owners, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton (the “Wellgistics MIPA”), whereby we agreed to acquire all of the issued outstanding membership interests of Wellgistics LLC. Wellgistics LLC was founded in 2013 and has been continuously operating.

On August 4, 2023, the Company and Wellgistics LLC amended the Wellgistics MIPA to extend the termination date of the Wellgistics MIPA to no later than December 26, 2023, and designate Brian Norton as a representative who may act on behalf of all named sellers in the Wellgistics MIPA. On December 26, 2023, the Company and Wellgistics LLC further amended the Wellgistics MIPA to extend the termination date to March 29, 2024. On March 22, 2024, the Company and Wellgistics LLC further amended the Wellgistics MIPA to extend the termination date to August 31, 2024, and to provide for the Company to extend such date for a maximum of ninety days, among other things.

On August 23, 2024, the Company and Wellgistics LLC entered into the Fourth Amendment to the Wellgistics MIPA, which amended the purchase price to be paid by us for acquiring Wellgistics LLC, the closing date of the transaction, and certain other terms and conditions. The purchase price that we agreed to pay Wellgistics LLC under the revised agreement consists of:

●	a closing cash payment of $10 million, $1 million of which was payable in immediately available funds to Zions Bank, a creditor of Wellgistics LLC, by wire transfer, and the remainder of which was initially due no later than the earlier of 45 calendar days following effectiveness of this registration statement and August 30, 2025;
●	a promissory note in the aggregate principal amount of $15 million plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual installments commencing on the first anniversary of the date that this registration statement becomes effective;
●	bonus payments in the form of the Company’s common stock equaling an aggregate value of $10 million that vest over three years and are payable in three equal annual installments;
●	bonus payments in the form of the Company’s common stock in an aggregate amount of up to $5 million that vest only if certain financial metrics are met, with unvested shares of common stock subject to repurchase by us for a nominal purchase price if such financial metrics are not met; and
●	contingent bonus payments consisting of 50% cash and 50% the Company’s common stock to the extent that our EBITDA is in excess of 110% of certain established targets for each of the years ended December 31, 2024, December 31, 2025, and December 31, 2026.

On August 30, 2024, we closed on the acquisition of Wellgistics LLC, thereby making Wellgistics LLC—a company focused on wholesale operations including the distribution and fulfillment of certain pharmaceutical medications to a network of independent pharmacies meant to improve market access to and patient outcomes regarding the medications—a wholly owned subsidiary of the Company (the “Wellgistics Acquisition”).

On November 4, 2024, the Company and Wellgistics LLC further amended the Wellgistics MIPA to convert the $10 million and $5 million respective bonus payments into an immediate share issuance of 3,999,335 shares of restricted the Company’s common stock. 2,666,223 shares of common stock vest in equal annual installments over a period of three years. These shares of common stock are not subject to repurchase by us. 1,333,112 shares have been fully issued, but vest only upon the achievement of certain financial metrics. In the event the stated metrics for the applicable year are not achieved, we can repurchase the applicable portion of the 1,333,112 unvested shares for nominal consideration of $0.0001 per share.

On March 6, 2025, the Company and Wellgistics LLC further amended the Wellgistics MIPA to extend the due date of the $10 million closing cash payment such that the closing cash payment will be due upon the earlier of (i) 120 calendar days following effectiveness of the Registration Statement on Form S-1 that we filed with the SEC on July 22, 2024, as subsequently amended and (ii) or August 30, 2025.

We focus on offering “specialty-lite” or niche pharmaceutical products and services through Wood Sage and support these activities through Wellgistics LLC. We intend to source and distribute these products to our pharmacy subsidiary and our network of independent pharmacy partners throughout the U.S., positioning us to negotiate greater discounts based on market share. Our management believes that our digital pharmacy business, hub and clinical services technology platform, and wholesale distribution operations will place us in a position to provide significant value in this key “specialty-lite” market by providing patients access and convenience, while providing partners with ready-to-go market solutions with big data.

Data released from the Centers for Medicare & Medicaid Services illustrates that the National Health Expenditure Data for 2022 grew to $4.5 trillion dollars and accounted for 17.3% of GDP. A deeper dive of this report reveals that total retail prescription drug specialty drug market accounts for less than 10% of total drugs in the market but is responsible for greater than 50% of the prescription drug spend per annum. It is well documented in the literature that the with an expected increase in the health spending share of GDP to 19.7% by 2032. IQVIA’S 2024 report on medicine spending trends found that overall spending in the U.S. market for medicines reached $435 billion in 2023. After evaluating reasons for increased healthcare expenditure, poor medication adherence continues to be a challenge that causes unnecessary strain on the healthcare system, including, but not limited to, increased hospital admissions and readmissions rates from medication non-compliance and adverse events. Many of these factors are preventable by empowering patient autonomy in their healthcare journey, identifying cost savings opportunities, and providing access to clinical resources and support.

Our management believes that we will be in a prime position to address prescription spending in the “specialty lite” therapy area while improving patient health outcomes by equipping patients with innovative digital health tools. Our pharmacy business, acquired through the Wood Sage acquisition, has expanded our service coverage area while strengthening its clinical expertise in several key therapeutic categories, including services such as care coordination and patient financial assistance. We anticipate that potential partner relationships will enable the pharmacy business to offer a competitive cash formulary as an alternative option when high insurance deductibles make such formulary economically feasible.

Since acquiring Wellgistics LLC’s wholesale operations, we intend to expand our wholesale activities by continuing to partner with existing, and establishing new, manufacturer relationships. These relationships will help provide sales and clinical education support to pharmacies purchasing pharmaceutical products. Our planned wholesale operations will help us strategically identify opportunities to wholesale products that are normally not carried by the three largest wholesalers in the U.S. Furthermore, these wholesale activities should help us enter exclusive or semi-exclusive relationships based on a time period to support revenue maximization. We anticipate that new partnerships with group purchasing organizations (“GPOs”) will be effective, as such partnerships increase the business division’s visibility with many of our member pharmacies.

As a result of the Wood Sage Acquisition, we acquired the novel DelivMeds technology platform that will serve as a pharmacy hub and allow for clinical services to be connected to our pharmacy operations. This platform will allow for an end-to-end mobile application solution whereby patients can digitize their prescription journey. The solution helps to preserve patient autonomy, improve prescription price transparency, and provide additional concierge services in an effort to boost medication adherence and improve patient outcomes. The DelivMeds pharmacy hub will aggregate the data collected from administering the software to provide aggregated reports that are tied to medication adherence and outcomes to make a meaningful impact for all stakeholders involved.

Pharmacy — Wellgistics Pharmacy

Wellgistics Pharmacy, was founded in 2011 as a retail community specialty pharmacy. Specializing in HIV/AIDS, the pharmacy obtained accreditation from the Utilization Review Accreditation Commission and the Accreditation Commission for Health Care for Specialty Pharmacy and has performed general pharmacy services in its community. In 2018, Integral Health, Inc. a Delaware corporation (“Integral”), acquired Wellgistics Pharmacy and relocated Wellgistics Pharmacy to Tampa, Florida. Subsequently, Wellgistics Pharmacy expanded its business operations to perform 340B services by partnering with local clinics and provider groups. During this time period, the pharmacy initiated its pursuit of additional pharmacy state licenses to convert Wellgistics Pharmacy’s business to a mail order pharmacy. Currently, Wellgistics Pharmacy is licensed in 32 states and the District of Columbia, with superb license coverage along the east coast. As a result of this strategic business shift Wellgistics Pharmacy’s leadership team chose to voluntarily forfeit Wellgistics Pharmacy’s specialty accreditations. However, Wellgistics Pharmacy maintains specialty internal standard operating procedures and performs all of the functions of a specialty pharmacy.

Wellgistics Pharmacy provides general and specialty pharmacy services dedicated to servicing the needs of patients, and also provides clinical expertise, technology-driven innovation tools, and administrative efficiencies that support physicians, payers, and pharmaceutical manufacturers. Wellgistics Pharmacy purchases pharmaceuticals including specialty medications from manufacturers and wholesale distributors, fills prescriptions, and labels, packages and delivers these pharmaceuticals to patients’ homes or physicians’ offices through contract couriers or carriers. Wellgistics Pharmacy maintains a call center and customer support within its pharmacy located in Tampa, Florida. Wellgistics Pharmacy has several 340B relationships, acting as the dispensing pharmacy for these healthcare facilities. These relationships help drive revenue and prescription volume. Wellgistics Pharmacy’s direct ownership of a wholesale entity along with our deep-rooted ties to other wholesalers enables Wellgistics Pharmacy to offer a competitive cash-based formulary for the uninsured and underinsured patient populations. Wellgistics Pharmacy continues to see an uptick in utilization, as more patients elect to pay out of pocket due to our low-cost model, which Wellgistics Pharmacy believes is an opportunity to gain market share with small- to medium-size employer groups in a partnership model with other consumer driven healthcare companies. The services that Wellgistics Pharmacy provides to its patients and other constituents are vital to the revenue and prescription volume generated from this division.

Wellgistics Pharmacy’s general and specialty pharmacy services include:

●	Patient Care Coordination: Wellgistics Pharmacy’s dedicated pharmacy team coordinates and tracks patient adherence and safety. Pharmacists and pharmacy technicians work together to complete patient enrollment and work with prescribers to identify potential adherence failures and implement proactive plans to optimize treatment effectiveness.

●	Clinical Services: Wellgistics Pharmacy’s pharmacists, with the assistance of pharmacy technicians, provide clinically-based drug therapy management programs for clients and patients. These programs include new disease state counseling, adverse event monitoring, refill check-ins, and overall medication therapy management (“MTM”) services. Wellgistics Pharmacy’s pharmacists’ work with patients’ prescribers to identify adherence failures and to implement a proactive plan to achieve intended effectiveness. Wellgistics Pharmacy also provides emergency pharmacy support services.

●	Compliance and Persistency Programs: Wellgistics Pharmacy’s compliance and persistency programs support the needs of patients based on their therapy regimen. High-risk patients are proactively managed by Wellgistics Pharmacy’s pharmacy teams to ensure adherence to therapy programs. Wellgistics Pharmacy offers special compliance packaging including unit dose and blister packs to promote patient adherence.

●	Patient Financial Assistance: Wellgistics Pharmacy’s pharmacy team, in conjunction with its partners, assists patients by navigating their benefits and finds third-party financial assistance to address coverage deficiencies. When available, Wellgistics Pharmacy works with available co-pay assistance programs, including co-pay card enrollment and program management. Wellgistics Pharmacy’s team also coordinates with many external charitable foundations and research grant organizations that help subsidize the cost of medications for patients.

●	Prior Authorization: Wellgistics Pharmacy’s pharmacy team, in conjunction with its partners, assists in coordinating with prescribing physicians and their staff, contacts the patient’s insurance plan and collects all necessary patient specific information, together with supporting documentation, to provide to the appropriate third party to support reimbursement for the prescribed medication. If the required therapy is not listed on the third-party payer’s formulary, Wellgistics Pharmacy compiles the necessary information to file a formulary exception on behalf of the patient.

●	Risk Evaluation and Mitigation Strategy: Wellgistics Pharmacy’s pharmacy team administers Risk Evaluation and Mitigation Strategy (“REMS”) protocols on all levels of risk mitigation, which is required by many pharmaceutical manufacturers due to regulatory requirements. The United States Food and Drug Administration (the “FDA”) requires REMS from certain manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. Manufacturers are required to comply with specific FDA requirements that may include medication use guides, black box warnings/patient package insert language, and a communication plan to healthcare providers. As part of REMS protocols, manufacturers may also be required to comply with Elements to Assure Safe Use (“ETASU”) to mitigate a specific serious risk listed in the labeling of the drug, including specialized training and certifications, required dispensing locations, patient monitoring, and associated reporting. Wellgistics Pharmacy has standard operating procedures in place to support all aspects of a REMS program, including REMS administration, REMS drug fulfillment, disease management, medication guide dispensing, and the ETASU specific to a pharmaceutical manufacturer’s program.

The current Wellgistics Pharmacy revenue model is based on prescription fulfillment and reimbursement from payors (i.e., insurance companies/pharmacy benefit managers) and patient copayments for prescription drugs. Wellgistics Pharmacy performs and absorbs the cost of the general and specialty pharmacy services. The value of the combined Wellgistics Pharmacy and DelivMeds model is to the opportunity to centrally perform the general and specialty services on behalf of our network of independent pharmacies, leveraging proprietary technology solutions thereby reducing network pharmacy administrative burden and associated costs. Our current financials do not reflect income for these general and specialty services on behalf of the network partner pharmacies. In the near future, we expect that our model will generate recurring SaaS transaction fees for use of our technology to transfer prescriptions into the network. Revenue driven by this model will be derived from pharmaceutical manufacturers and other strategic channel partners paying for the following services: patient care coordination, clinical services, compliance and persistency programs, patient financial assistance, prior authorizations and access to data.

Wholesale — Wellgistics LLC

Wellgistics LLC was founded in 2013 and is a 50-state FDA licensed and National Association of Boards of Pharmacy (“NABP”)-accredited pharmaceutical wholesaler distributor, bridging the gap between small- to mid-size pharmaceutical manufacturers and independent retail pharmacies. Serving over 5,000 registered pharmacies nationwide, Wellgistics LLC provides significant value by offering competitive pricing, unique products, and exceptional service, while also promoting manufacturers’ products to a diverse range of pharmacies. Wellgistics LLC’s primary focus is on supporting independent retail pharmacies in search of better products, prices, and services, thereby ensuring their growth and sustainability in the competitive pharmaceutical sector. Since we acquired Wellgistics LLC, it has served, and will continue to serve, as the wholesale arm of our healthcare ecosystem.

Wellgistics LLC provides distribution and 3PL services to both pharmaceutical manufacturers and independent retail pharmacies. With over 60 manufacturing relationships, Wellgistics LLC identifies niche therapeutic products and works with its manufacturing clients to increase market access and visibility of its client relationships with product awareness and support campaigns. Specifically, Wellgistics LLC helps promote product distribution through its network of pharmacy buyers by providing sales and marketing support. These services include providing product education, identifying opportunities for therapeutic substitution when clinically relevant, and cost savings opportunities for pharmacies and their patients. Wellgistics LLC’s portfolio of products is comprised of approximately 65% topical generics with a primary focus on the dermatology market, approximately 20% oral generic formulations primarily in the non-narcotic pain category, approximately 10% oral and topical brand formulations, and approximately 5% in the over-the-counter market space. Wellgistics LLC’s investments in cold chain infrastructure will position this division to compete in the specialty-lite therapy category while also expanding our ability to house additional branded products. The services provided to our manufacturing clients, pharmacy buyers, and other constituents described below are paramount to the revenue generated from this division.

Wellgistics LLC’s wholesale services include:

●	Distribution: Wellgistics LLC’s distribution segment specializes in distributing branded and generic pharmaceuticals, as well as over-the-counter healthcare and consumer products throughout the United States. Wellgistics LLC’s primary distribution center is located in Lakeland, Florida and another facility is located in Columbus, Ohio. The Wellgistics LLC main office is located in Tampa, Florida, which serves as the primary location for Wellgistics Health’s sales and customer service team members operate in a hybrid model, with some working in Florida and others working remote. This segment is dedicated to supporting independent retail pharmacies in search of competitive pricing, unique products, and exceptional services, ensuring their growth and sustainability within the competitive pharmaceutical sector.

●	Third-Party Logistics: Wellgistics LLC’s 3PL segment focuses on providing various services, including warehousing, inventory management, pick and pack, and shipping, to small and mid-size pharmaceutical manufacturers. By investing in FDA-regulated warehouse facilities and a state-of- the-art cold chain infrastructure, Wellgistics LLC ensures the highest standards of product integrity and timely delivery. This segment allows Wellgistics LLC to offer comprehensive supply chain solutions to both manufacturer partners and independent retail pharmacies.

Technology (Hub & Clinical Services) — Alliance Pharma Solutions, LLC (dba DelivMeds)

DelivMeds was founded in 2017 as a holding company for technology solutions wholly owned by Integral. In 2020, DelivMeds recommissioned its technology project so that it would serve as a pharmaceutical hub, facilitating prescription transfer and clinical concierge services to a network of independent pharmacies. Powered by Wellgistics Pharmacy as the backend pharmacy, DelivMeds is the frontend technology serving as the middleware between all key stakeholders referenced in what we refer to as the 5P-Model: Patients, Providers, Pharmacies, Payors or Pharmacy Benefit Plans (“PBMs”), and Pharmaceutical Manufacturing Companies.

DelivMeds aims to preserve patient autonomy, improve price transparency, and aide in making a meaningful impact on patient outcomes by eliminating barriers to therapy while simultaneously boosting adherence. We will work with channel partners such as pharmaceutical manufacturers, provider groups and accountable care organizations, telehealth companies, and employer groups to offer full suite of patient-centered pharmacy services. DelivMeds’ business-to-business strategy approach enables prescriptions to be sent directly to Wellgistics Pharmacy and subsequently transferred to an eligible in-network independent pharmacy. Each channel partner is equipped with de-identified data to improve its respective business operation and or improve its renumeration from the value-based services the clinical concierge arm provides. Wood Sage acquired DelivMeds in August 2023, and we acquired Wood Sage in June 2024. We anticipate that DelivMeds will serve as the middleware technology arm to our integrated healthcare ecosystem.

DelivMeds’ hub and clinical services include:

●	Robust Hub Pharmacy Network: DelivMeds has relationships with multiple entities (i.e., pharmacy management software (“PMS”) systems, wholesalers, buying groups, secondary channel partners, etc.) and their pharmacy networks to provide a robust pharmacy network for prescription dispensing services which spans across all 50 states.
●	Patient Care Coordination: DelivMeds’ dedicated pharmacy team coordinates and tracks patient adherence and safety. Pharmacists and pharmacy technicians work together to complete patient enrollment and work with prescribers to identify potential adherence failures and implement proactive plans to optimize treatment effectiveness.
●	Clinical Services: DelivMeds’ pharmacists, with the assistance of its pharmacy technicians, provide clinically based drug therapy management programs for clients and patients. These programs include new disease state counseling, adverse event monitoring, refill check-ins, and overall MTM services. DelivMeds’ pharmacists’ work with patients’ prescribers to identify adherence failures and to implement a proactive plan to achieve intended effectiveness. DelivMeds also provides emergency pharmacy support services. DelivMeds’ pharmacists also provide phone, email, and chat support. In the near future, DelivMeds will begin providing many of these services virtually, through its tele-pharmacy program to make it easier for patients to connect with clinical pharmacists from its mobile application.
●	Patient Compliance Programs: DelivMeds’ compliance and persistency programs support the needs of patients based on their therapy regimen. DelivMeds facilitates screening and follow-up with high-risk patients based on concomitant medications to ensure compliance with therapy programs. DelivMeds’ data analytics platform aggregates adherence data to identify these patients to allow for proactive interventions to ensure adherence to therapy programs.
●	Benefits Investigation: DelivMeds’ standard procedures require that DelivMeds conducts a benefits investigation for each patient. In addition to verifying patient eligibility, DelivMeds screens for prior authorization status prior to adjudicating the claim and also determine the projected deductibles, coinsurance, and out-of-pocket maximums to assist the patient with adhering to therapy programs and/or working with the prescriber to identify alternative recommendations. DelivMeds’ specialists provide all necessary coding for the prescribed therapy or service. Any prior authorization or predetermination requirements are defined at the time of the benefits investigation.
●	Patient Financial Assistance: DelivMeds’ pharmacy team, in conjunction with its partners, assists patients by navigating their benefits and finds third-party financial assistance to address coverage deficiencies. When available, DelivMeds works with available cash drug discount providers, manufacturer co-pay cards, co-pay payment plans, including co-pay card enrollment and program management. DelivMeds’ team also coordinates with many external charitable foundations and research grant organizations that help subsidize the cost of medications for patients.
●	Prior Authorization: DelivMeds’ pharmacy team, in conjunction with its partners, assists in coordinating with the prescribing physicians and their staff, contacts the patient’s insurance plan and collects all necessary patient specific information, together with supporting documentation, to provide to the appropriate third party to support reimbursement for the prescribed medication. If the required therapy is not listed on the third-party payer’s formulary, DelivMeds compiles the necessary information to file a formulary exception on behalf of the patient. These services work to minimize prescription abandonment while simultaneously improving outcomes and revenue optimization for provider groups and pharmaceutical manufacturing clients.
●	Data Access & Reporting: DelivMeds’ hub platform technology is able to produce de-identified customizable reports tailored to the requirements of each channel partner. These reports enable clients to conduct data mining on prescribing patterns, insurance coverage, and track and trace dispositions status, among many others. DelivMeds’ technology arm has also created real-time data dashboards for enterprise clients such as Account Care Organizations (“ACOs”), payors, and health systems.
●	AI Driven Technology: DelivMeds’ hub platform uses artificial intelligence to facilitate a convenient and easy-to-use pharmacy experience for users of DelivMeds’ digital pharmacy and mobile technology solutions. DelivMeds’ smart algorithm conducts efficient routing of prescriptions to partner pharmacies based on PBM/payor contracts, pharmacy state licenses, pricing, and other location features such as hours of operations and service level provided, thereby eliminating delays with receiving prescription products and time to initiate therapy. DelivMeds’ application will also auto-apply discount and manufacturer copay cards based on eligible commercial plans or cheaper cash options.
●	Optimized Prescription Journey: DelivMeds’ mobile technology provides an easy button for refill reminders and processing, which can be initiated by the dispensing pharmacy or the patient. Reminders in the form of push notifications, texts, and emails are all configurable. Through our application and with our integrated pharmacy partners, DelivMeds’ is able to provide the end-to-end solution, assisting with co-pay collection, providing 100% pass through to DelivMeds’ integrated partner pharmacies, and arranging for the delivery of that medication via DelivMeds’ nationwide partnerships with Lyft and Roadie.

The 5P-Model

We aim to provide value to all stakeholders along the continuum of healthcare delivery in what is known as its 5P-Model: Patients, Providers, Pharmacies, Payors or PBMs and Pharmaceutical Manufacturing Companies. We believe that the combined synergies of our subsidiaries will position us uniquely to increase patient medication adherence, improve price transparency for all stakeholders, and provide an all-around better patient/pharmacy centric experience.

Patients

Our core focus is on patients and our DelivMeds technology platform helps patients adhere to complex medication therapies, process refills and manage any side effects and insurance concerns to ensure they get the best standard of care. The clinical efficacy of drug therapies, especially for chronic conditions, is typically enhanced when patients precisely follow their prescribed treatment regimens (including dosing and frequency). We further believe that medication non-adherence (i.e., patients not following the instructions for their medication or failing to finish taking their medication) can contribute to a substantial worsening of disease and, in some cases, accelerated mortality, which increases hospital and other healthcare costs. Through DelivMeds, we have established benchmarks for patients based on the Healthcare Effectiveness Data and Information Set (“HEDIS”), National Committee for Quality Assurance, and Utilization Review Accreditation Commission (“URAC”) standards to help patients achieve adherence rates greater than 80 – 90% based on the disease state. We also help identify third-party funding support programs through DelivMeds to help cover expensive out-of-pocket costs.

Our DelivMeds technology platform helps manage patients’ complex disease states through counseling and education regarding their treatment and by providing ongoing monitoring and, in some cases, proactive follow-up contact to encourage patient adherence to their prescribed therapy. The goal of DelivMeds’ patient care programs is to provide clinical services in a caring and supportive environment, optimize medication adherence, prevent disease progression and improve therapeutic effectiveness. To accomplish this, we, through DelivMeds, focus on each patient and provide solutions related to medication access, tolerance and adherence. Further, DelivMeds’ digital pharmacy concept with mobile technology is able to provide these additional benefits:

●	Autonomy: Patients will be able to select the pharmacy of their choice based on a proprietary algorithm that factors numerous variables and data points for “smart” selection.
●	Convenience: The ability to receive medication via same-day delivery, mail order and or pick up options. Patients do not need to wait in long lines or waste time. They have a plethora of network pharmacies to choose from.
●	Transparency: Easy to use application that provides streamlined information and fair market value pricing for services rendered.
●	Cost Savings: Competitive pricing with options to process via insurance, cash and or with a drug discount card.
●	Clinical Value: A complete arsenal of clinical services bundled with the application from telehealth, tele-pharmacy, Rx interaction reports, basic disease and drug information and refill reminder programs.

Providers

Our team will work with provider offices, groups, and ACOs to manage prior-authorization and other managed care organization requirements, such as the denial and appeal process, to ensure that complicated administrative tasks do not impair the delivery of quality patient care. Our focus on “specialty-lite” and general maintenance conditions will enable us to develop strong relationships with clinical experts and thought leaders in key therapeutic categories. We will leverage these relationships to gain greater visibility into future drug launches and to stay current on the latest advances in patient care.

We will assist prescribers with personalized and intensive patient support by providing care management related to their patients’ pharmacy needs and improving patient adherence to therapy protocols. We hope to eliminate the need for physicians to carry inventories of high-cost prescriptions by distributing medications directly to patients’ homes via the DelivMeds network of independent partner pharmacies. We will also assist providers and their clinical and non-clinical staff members by performing many of the administratively intensive tasks associated with benefits investigations, prior authorizations, and other reimbursement-related matters. Further, we will assist physicians by helping their patients manage the side effects of their therapies and by monitoring adherence. We also will deliver clinical updates in the form of reporting. These reports will be tailored to each organization’s requests by our data analytics team. These physicians will provide clinical updates and assist with managing the pipeline of potential new therapies. our custom de-identified reports will shed light on patients that enroll into patient compliance programs and also provide keen insights on engagements and or interventions made. Our goal is to improve the renumeration potential for these providers by boosting medication adherence and improving their HEDIS scores. Further, our digital pharmacy concept with mobile technology will be able to provide these additional benefits:

●	Reporting: Providers too often are disconnected with patients once they leave the practice. Prescriptions can be stopped months before the next office visit, adverse reactions or side effect develop or the medication is transferred to another pharmacy without provider knowledge.
●	Adherence: Reports demonstrate compliance or adherence issues that can alert providers to become engaged sooner rather than later. The solution we are developing will enable providers to receive data on an easy to use and customizable dashboard that will allow providers to tweak variables associated to adherence.
●	HEDIS: HEDIS is one of health care’s most widely used performance improvement tools. Providers are often reimbursed based on their performance in managing patients. The combination of clinical and concierge services help improve adherence to therapy which in turn boosts HEDIS scores for providers.
●	Convenience: An all-in-one solution that provides an integrated healthcare ecosystem that revolves around the patient. Instead of sending prescriptions to multiple pharmacies, providers can select one pharmacy which empowers the patient to pick and choose what variables are important to them for dispensing.
●	Efficiency: DelivMeds assists patients with locating the best option for their needs while also coordinating benefits such as prior authorizations, applying manufacturing copay cards, analyzing formularies, etc.

Pharmacies

Wellgistics Pharmacy acts as a digital non-dispensing pharmacy with the primary goal of routing prescriptions to an independent partner pharmacy based on, for example, patient preference, pharmacy capability, and access to prescription drugs. In the event that a patient elects mail order service delivery, we intend to use the back-end pharmacy to fulfill the prescription for the patient. Our relationship with our network of independent pharmacies is expected to help grow their business organically by transmitting prescriptions that we will be able to adjudicate without disrupting pharmacy workflow and causing undue delay to patients. Our networks will be broken down into the following categories:

●	Integrated Network: in-network independent pharmacies utilizing Best Rx as their PMS system where our hub technology platform will be able to electronically transfer prescriptions due to the integrations with the software.
●	Soft Network: in-network independent pharmacies that are not integrated and receive prescriptions transfer via facsimile transmission. This capability will enable us to onboard any of the independent pharmacies in the U.S.
●	Retail Network: out of network pharmacies that have not onboarded with DelivMeds. Patients reserve the right to have their prescription sent to any of the 65,000+ pharmacies in the U.S. However, they will be unable to manage the prescription via DelivMeds mobile technology.
●	Mail Order Network: Wellgistics Pharmacy will serve as our in-network independent pharmacy when patients elect to receive their prescriptions via mail.

Our management believes DelivMeds’ digital pharmacy concept with hub services will be able to provide the following benefits to partner pharmacies who join the DelivMeds’ network:

●	Streamlined Workflow: A key differentiator when compared to other applications or programs claiming to have similar capabilities as DelivMeds is workflow system integration. DelivMeds integrates with pharmacies’ PMS systems in conjunction with workflow processes to provide an interoperable solution, resolves prior authorizations before the prescription is sent to pharmacy, provides copay collection which is 100% pass through and coordinating the order delivery;
●	Increased Revenue: Participation in the network will enable pharmacies to receive additional prescriptions outside of their normal patient base. An increase in prescription count will lead to an increase in revenue. Many of the services provided by DelivMeds also eliminate overhead expenses through automation and patient engagement via the app;
●	Larger Patient Diversification: Opportunity to scale and reach more patients that may not have heard of the pharmacy. Through the proprietary “smart” pharmacy algorithm, pharmacies are presented to patients based off of their merit and services rendered; and
●	Additional Renumeration Opportunities: Every prescription dispensed through the network partners will have an opportunity to engage in clinical education services via tele-pharmacy. These consultations provide a unique renumeration opportunity to bill for clinical services with our easy-to-use technology.

Pharmaceutical Manufacturing Companies

We expect that we will be able to provide pharmaceutical manufacturers with a strong distribution channel for existing pharmaceutical products through the coverage and clinical expertise of Wellgistics LLC’s main distribution facility in Lakeland, Florida and supporting regional locations. In many cases, our national presence and patient centric care model will be critical to becoming a selected partner in the launch of new products. When providing new products to patients, implementing a monitoring program through DelivMeds to promote adherence to the prescribed therapy, and subsequently aggregating valuable clinical information on behalf of the manufacturer can significantly aid in pharmaceutical manufacturers’ evaluations of product efficacy and general market access. DelivMeds receives fees, which we will record as revenue, from certain pharmaceutical manufacturers in return for providing them with a reliable hub pharmacy network and the associated data in the form of reporting or a real-time data analytics dashboard, among other services.

DelivMeds offers specialized and highly customized prescription programs for pharmaceutical companies to help them optimize, encourage, and track patient adherence, which helps drive the clinical and commercial success of “specialty-lite” and other drug products. Through DelivMeds’ customer engagement call center, DelivMeds promotes educational, sales, and marketing-related services to help pharmaceutical manufacturers cultivate channel strategies as part of their commercial launch preparation, specifically with pharmacy buyers. DelivMeds further provides pharmaceutical manufacturers with an established distribution channel for their existing pharmaceuticals and their new product launches. In some cases, DelivMeds believes that these engagements have led to exclusive rights to administer the products of these pharmaceutical companies or a trial period of exclusivity. The adherence rates that result from the patient-centered services directly benefit pharmaceutical manufacturers through clinically appropriate continuity of care of patients that utilize their products who might otherwise have not achieved full benefit from, or failed to achieve the benefit from, their prescribed therapies. In addition, the financial assistance and reimbursement management DelivMeds provides to patients from the digital pharmacy division acts further to drive pharmaceutical sales.

Pharmaceutical manufacturers frequently seek patient data on the efficacy and utilization of their products, which DelivMeds provides in a de-identified format compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These data provide valuable drug level and clinical information in the form of effectiveness and adherence data to manufacturers to aid in their evaluation of product safety and efficacy. DelivMeds continues to make significant investments in technological upgrades that will enable Wellgistics Health to better provide such analytical services.

We intend to actively monitor the drug pipeline and maintain dialogue with a significant number of biotechnology and pharmaceutical manufacturers to identify opportunities in pre- and peri-commercial stages of drug development. We believe that limited distribution has become the delivery system of choice for many drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, provides clinical expertise, and elevates focus on service, managing drug supply, real world utilization and patient specific product experience. We also believe the trend toward limited distribution of specialty drugs will continue to expand, making strong representation in this area essential. The DelivMeds digital pharmacy concept with hub services can provide these additional benefits to partner pharmacies who join DelivMeds’ network:

●	Reporting: One of the main components that demonstrates value for manufacturers is reporting metrics. DelivMeds is able to provide customized reporting on a granular level from its centralized database of pharmacies within the network. This in turn drives value across the supply chain as DelivMeds uses these rebates or subsidies to drive down costs in other areas for patients, creating a holistic value-based system.
●	Compliance: Provider and pharmacy compliance through patient engagement within the app enables DelivMeds to ensure there are no gaps in therapy by executing and implementing refill reminder programs, working with providers on prior authorizations, automating refill requests, applying copay assistance programs, etc. Tied to prescription adherence, most patients discontinue therapy within the first couple of weeks of starting a regimen. By creating concierge services powered by retail pharmacists through our technology platform, DelivMeds provides pharmacists with an opportunity to get involved and make impacts before a patient discontinues therapy. In the event the retail pharmacist cannot assist, DelivMeds utilizes its network of clinical pharmacists to resolve patient concerns or potential red flags triggered by our application.
●	Wholesale Operations: Through its wholesale operations, Wellgistics LLC is able to provide pharma companies with the ability to leverage Wellgistics LLC’s distribution network of over 5,000 participating pharmacies and serve as a single point for contracting. Wellgistics LLC is able to handle the ordering and returns associated with product purchases while also working with the pharmacies on fee collection and billing cycles. The ability to eliminate charge backs and effectively conduct revenue cycle management due to our cash flow serves as a win-win strategy for all.
●	Third-Party Logistics Provider: Wellgistics LLC’s warehouse operations can assist new manufacturers with the ability to pick, pack, and ship orders with Wellgistics LLC’s multi-state distribution centers. This removes added operational costs with setting up services in house along with the multitude of operational and administrative costs.
●	Integrated Pharmacy Network with Key Performance Indicators: DelivMeds has a robust network of pharmacy providers that span traditional enterprise, regional enterprise, and independent pharmacies via Integral platform and mail order options that are multi-state licensed. Within this vast network, DelivMeds has carved out a preferred network that is continuously evaluated on key performance indicators such as prescription adherence, refill percentage, prior authorization success, prescription turnaround therapy and prescription days covered. These performance indicators are benchmarks for several national accrediting bodies in pharmacy and are used as the gold standard in selecting pharmacies to have preferred distribution channels for manufacturer direct relationships.

Payors & Pharmacy Benefit Managers

The last component of the 5P-Model consists of payors and PBMs. With the increasing trend of vertical integration in healthcare, the industry is seeing more alignment across payors, PBMs, pharmacies, specialty pharmacy, digital health, primary care, and in home medical services. The notable acquisitions in the payor and PBM space include CVS/Caremark and Aetna, United Healthcare and Optum Rx, and Cigna and Express Scripts. Many of the other PBMs have similar relationships including Prime Therapeutics and Blue Cross Blue Shield, Humana and DST Solutions, and the recent acquisitions made by Anthem.

With healthcare systems shifting from fee-for-service to value-based care, these companies are looking for strategic acquisitions or partnerships to taper the rising cost of healthcare. Self-funded organizations are on the rise and added government and regulatory pressure on the PBM industry as a whole is priming this market to re-evaluate antiquated business models and foster an environment with better pricing transparency. Managed care models such as per member per month with revenue sharing on savings has become largely popular in the healthcare space. Although we currently are not servicing a payor or PBM today, we see this as an opportunity to penetrate this market based on synergistic services aimed at controlling high drug spend and improving patient outcomes. Further, our management believes that DelivMeds’ digital pharmacy concept with mobile technology is able to provide payors and PBMs with aggregate data to provide these additional benefits:

●	Compliance (Programs): Enrolling patients into loyalty programs that rewards them for adherence to therapies, participation or patient engagement in clinical education programs that directly impact patient behavior and refill reminder programs to alert patients to stay on top of medication management.
●	Compliance (Therapy): Programs with healthcare professionals spanning from Board-Certified Medical Providers for telehealth services to Clinical Pharmacists for tele-pharmacy services such as initial prescription counseling, monitoring side effects, adverse drug event reporting and MTMs.
●	Compliance (Costs): Providing patients with cash-alternative options to supplement the expenses of insurance-based services. For payor’s lacking an integrated PBM, DelivMeds can serve as an integrated healthcare ecosystem providing mail order service, an integrated pharmacy network, and wholesale prescription acquisition pricing.
●	Compliance (Transportation): A well-known barrier to patient adherence for medical visits and prescription therapy is transportation impediments. DelivMeds solves this issue for patients by working with national delivery partners and getting meds to the doors of patients.
●	Reducing Expenses: Through the various synergistic clinical programs, DelivMeds plays a direct role in improving patient outcomes which aid payors and PBM’s in reducing long-term costs associated with nonadherence such as hospitalizations and procedures.

ITEM 1A.	RISK FACTORS

Summary Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our securities.

●	Our limited operating history as a combined company and our evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.
●	Wellgistics Health may experience difficulties in integrating the operations of Wellgistics LLC and Wood Sage thereby hindering Wellgistics Health from realizing the expected benefits of these transactions.
●	Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect Wellgistics Health’s results of operations.
●	A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, increased offering of specialty products, direct and indirect remuneration, “DIR” fees, mail order pharmacy steering, and programs could adversely affect Wellgistics Health’s results of operations.
●	Wellgistics Health will derive a portion of its sales from prescription drug sales reimbursed by pharmacy benefit management companies and Wellgistics Health’s participation in the pharmacy provider networks of these companies may be restricted or terminated.
●	Wellgistics Health could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.
●	Consolidation and strategic alliances in the healthcare industry could adversely affect Wellgistics Health’s business operations, competitive positioning, financial condition and results of operations.
●	Changes in economic conditions could adversely affect consumer/client buying practices and market adoption of Wellgistics Health’s DelivMeds mobile application and the accompanying revenues to premium access/services.

●	Inflationary pressures could have a material impact on Wellgistics Health’s business and operations.
●	The industries in which Wellgistics Health will operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.
●	If Wellgistics Health does not successfully create and implement relevant omni-channel experiences for Wellgistics Health’s customers, Wellgistics Health’s businesses and results of operations could be adversely impacted.
●	Wellgistics Health may be unable to achieve Wellgistics Health’s environmental, social and governance goals.
●	Wellgistics Health’s business results will depend on Wellgistics Health’s ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives through Wellgistics Health’s healthcare ecosystem.
●	Disruption in Wellgistics Health’s global supply chain could negatively impact Wellgistics Health’s businesses.
●	Wellgistics Health’s business and operations will be subject to risks related to climate change.
●	Wellgistics Health’s business is primarily focused on certain therapeutic targets, making it vulnerable to risks associated with having therapeutically concentrated operations.
●	Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on Wellgistics Health’s future performance.
●	We are highly dependent on the continued service of our directors and officers, whose financial interests may conflict with the interests of investors.
●	Failure to renew facility leases in a timely manner could have an adverse impact on Wellgistics Health’s business operations.
●	Wellgistics Health may not be able to maintain business, scale for growth, renew pharmacy and wholesale state licenses, and retain commercial and federal contracts while preventing restrictions and termination.
●	Wellgistics Health’s relationships with Wellgistics Health’s primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships for Wellgistics Health’s wholesale and hub technology platform entities will be critical to Wellgistics Health’s success.
●	Wellgistics Health will outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.
●	Wellgistics Health may not be successful in executing elements of Wellgistics Health’s business strategy, which may have a material adverse impact on Wellgistics Health’s business and financial results.
●	Wellgistics Health’s growth strategy is partially dependent upon Wellgistics Health’s ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.
●	Businesses acquired by Wellgistics Health could experience losses or liabilities that would result in a material adverse effect on Wellgistics Health’s business operations, results of operation and financial condition.
●	Wellgistics Health may make investments in companies over which Wellgistics Health does not have sole control and some of these companies may operate in sectors that differ from Wellgistics Health’s operations and have different risks.
●	The success of Wellgistics Health’s hub technology platform and clinical services depends on the willingness of participants in the network of independent partner pharmacies to continue receiving prescriptions and enrolling in a-la-carte services for outsourced work.
●	A significant disruption in Wellgistics Health’s information technology and computer systems or those of businesses Wellgistics Health relies on could harm Wellgistics Health.
●	Privacy and data protection laws will increase Wellgistics Health’s compliance burden and any failure to comply could harm Wellgistics Health.
●	Wellgistics Health and businesses with which Wellgistics Health will interact may experience cybersecurity incidents and might experience significant computer system compromises or data breaches.
●	Wellgistics Health will be subject to electronic payment-related and other financial services risks that could increase Wellgistics Health’s operating costs, expose Wellgistics Health to fraud or theft, subject Wellgistics Health to potential liability and potentially disrupt Wellgistics Health’s business operations.

●	Wellgistics Health and its subsidiaries have, and entities that Wellgistics Health may acquire could have, significant outstanding debt. The debt and associated payment obligations of Wellgistics Health and its current and future subsidiaries could significantly increase in the future if Wellgistics Health and its current or future subsidiaries incur additional debt and do not retire existing debt.
●	Wellgistics Health’s quarterly results may fluctuate significantly based on seasonality and other factors.
●	Wellgistics Health has a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to Wellgistics Health’s results of operations. Wellgistics Health may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations, and stock price.
●	Acquisitions Wellgistics Health pursues in its industry and related industries could result in operating difficulties, dilution to Wellgistics Health’s stockholders and other consequences harmful to Wellgistics Health’s business.
●	Wellgistics Health may incur non-cash impairment charges in the future associated with its portfolio of intangible assets, including goodwill.
●	Wellgistics Health’s level of debt may negatively impact its liquidity, restrict its operations and ability to respond to business opportunities, and increase its vulnerability to adverse economic and industry conditions, especially given that Wellgistics Health’s bank debt contains a variable interest rate component based on its corporate credit ratings.
●	Wellgistics Health’s existing credit agreement and any other credit or similar agreements into which Wellgistics Health may enter in the future may restrict its operations, particularly Wellgistics Health’s ability to respond to changes or to take certain actions regarding its business.
●	Wellgistics Health’s business is subject to substantial governmental regulation.
●	Changes in the healthcare industry and regulatory environments may adversely affect Wellgistics Health’s businesses.
●	Wellgistics Health will be exposed to risks related to litigation and other legal proceedings.
●	A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on Wellgistics Health’s reputation and profitability.
●	Wellgistics Health could be adversely affected by product liability, product recall, personal injury or other health and safety issues.
●	Wellgistics Health could be subject to adverse changes in tax laws, regulations and interpretations or challenges to Wellgistics Health’s tax positions.
●	Despite the actions Wellgistics Health will take to defend and protect its intellectual property, Wellgistics Health may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its solutions. Wellgistics Health’s efforts to protect and enforce its intellectual property rights and prevent third parties from violating its rights may be costly.
●	Third-party claims that Wellgistics Health is infringing intellectual property, whether successful or not, could subject it to costly and time-consuming litigation or expensive licenses, and its business could be adversely affected.
●	Wellgistics Health’s intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on Wellgistics Health’s ability to prevent others from commercially exploiting products similar to Wellgistics Health’s.
●	In addition to patented technology, Wellgistics Health will rely on its unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.
●	Wellgistics Health may be subject to damages resulting from claims that it or its current or former employees have wrongfully used or disclosed alleged trade secrets of its employees’ former employers. Wellgistics Health may be subject to damages if its current or former employees wrongfully use or disclose Wellgistics Health’s trade secrets.
●	Wellgistics Health incurs increased costs as a result of operating as a public company, and its management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.
●	Wellgistics Health’s management team has limited experience managing a public company.

●	Wellgistics Health’s ability to be successful will depend upon the efforts of Wellgistics Health’s board of directors and key personnel and the loss of such persons could negatively impact the operations and profitability of Wellgistics Health’s business.
●	Delaware State Law includes anti-takeover provisions.
●	Claims for indemnification by Wellgistics Health’s directors and officers may reduce Wellgistics Health’s available funds to satisfy successful third-party claims against Wellgistics Health and may reduce the amount of money available to Wellgistics Health.
●	If securities or industry analysts do not publish or cease publishing research or reports about Wellgistics Health, its business, or its market, or if they change their recommendations regarding Wellgistics Health’s securities adversely, the price and trading volume of Wellgistics Health’s securities could decline.
●	There can be no assurance that Wellgistics Health common stock will be able to comply with the continued listing standards of the Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”).
●	Our common stock is publicly traded and may be subject to the penny stock rules which may make it more difficult to sell our common stock.
●	An active market for Wellgistics Health’s securities may not develop, which would adversely affect the liquidity and price of Wellgistics Health’s securities.
●	The market price of Wellgistics Health common stock may decline as a result of sales, or perceived sales, by Wellgistics Health in the public market or otherwise.
●	Future sales, or the perception of future sales, by Wellgistics Health or its stockholders in the public market could cause the market price for Wellgistics Health common stock to decline.
●	Wellgistics Health qualifies as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act. If Wellgistics Health takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, Wellgistics Health’s securities may be less attractive to investors and, therefore, may make it more difficult to compare Wellgistics Health’s performance with other public companies.
●	Certain existing stockholders acquired our securities at a price below the current trading price of such securities and may experience a positive rate of return based on the current trading price.

Risk Factors

Risks Related to Our Business

Our limited operating history as a combined company and our evolving business make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

We were incorporated in 2022 for the purpose of acquiring and integrating various companies in the health care industry. Our limited operating history and rapidly evolving business make it difficult to evaluate our current business, future prospects and plan for growth. We will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and heavily regulated industries, such as attracting new customers to our products and services; retaining customers and encouraging them to utilize new products and services that we make available; competition from other companies; hiring, integrating, training and retaining skilled personnel; developing new solutions; determining prices for our solutions; unforeseen expenses; challenges in forecasting accuracy; and new or adverse regulatory developments affecting aspects of the healthcare industry. Further, because we depend, in part, on market acceptance of our newer and future products and services, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. If we have difficulty launching new products or services, then our reputation may be harmed and our business, financial condition and results of operations may be adversely affected. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating as a combined company, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Wellgistics Health may experience difficulties in integrating the operations of Wellgistics LLC and Wood Sage thereby hindering Wellgistics Health from realizing the expected benefits of these transactions.

Wellgistics Health’s success depends on Wellgistics Health’s ability to realize the anticipated benefits of combining the operations of the Wellgistics LLC and Wood Sage with Wellgistics Health in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees from either of Wood Sage or Wellgistics LLC, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect Wellgistics Health’s ability to continue relationships with the Wood Sage’s or Wellgistics LLC’s’ customers, employees or other third parties, or Wellgistics Health’s ability to achieve the anticipated benefits of the Wood Sage Acquisition and Wellgistics Acquisition and could harm Wellgistics Health’s financial performance. If Wellgistics Health is unable to successfully or timely integrate the operations of the Wood Sage or Wellgistics LLC with its business, Wellgistics Health may incur unanticipated liabilities and be unable to realize the revenue growth, operating efficiencies, synergies and other anticipated benefits resulting from such transactions and Wellgistics Health’s business, results of operations, and financial condition could be materially and adversely affected.

Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect Wellgistics Health’s results of operations.

The substantial majority of the prescriptions Wellgistics Health will fill at Wellgistics Health’s Wellgistics Pharmacy division will be reimbursed by third-party payers, including private and governmental agency payers. The continued efforts of health maintenance organizations, managed care organizations, PBM companies, governmental agencies, and other third-party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation and other legal proceedings relating to how drugs are priced, may adversely impact Wellgistics Health’s results of operations. In the U.S., plan changes with rate adjustments often occur in January and July and Wellgistics Health’s reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. In addition, the timing and amount of periodic contractual reconciliations payments can vary significantly and may not follow a predictable path. Further, in an environment where some PBM clients utilize narrow or restricted pharmacy provider networks, some of these entities may offer pricing terms that Wellgistics Health may not be willing to accept or otherwise restrict Wellgistics Health’s participation in their networks of pharmacy providers. This may also impact the ability for Wellgistics Health’s pharmacy network partners to adjudicate certain prescription claims received via transfer from the DelivMeds hub platform technology which may impact several revenue generating channels in the form of technology-related fees. Further, Wellgistics Health’s wholesale operations may be impacted as pharmacy coverage/ margin is diminished on certain products effecting the ability to carry and move this inventory thereby affecting buying patterns.

In addition, many payers in the U.S. are increasingly considering new metrics as the basis for reimbursement rates. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace wholesale acquisition price (WAC) and average wholesale price (AWP), which will be the pricing reference used for Wellgistics Health’s pharmacy and network partner pharmacies contracts. This will also have a direct impact on Wellgistics Health’s secondary wholesalers sourcing and procurement strategies. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third-party payers, could adversely affect Wellgistics Health.

A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, increased offering of specialty products, DIR fees, mail order pharmacy steering, and programs could adversely affect Wellgistics Health’s results of operations.

Wellgistics Health’s Wellgistics Pharmacy division and network of independent partner pharmacies will seek to grow prescription volume while operating in a marketplace with continuous reimbursement pressure. A shift in the mix of pharmacy prescription volume towards programs offering lower reimbursement rates could adversely affect Wellgistics Health’s results of operations both from an in-house prescription fulfillment perspective and also technology and transactional fees from Wellgistics Health’s network of independent partner pharmacies. General trends Wellgistics Health may observe impacting independent pharmacies include but are not limited to: a shift in pharmacy mix towards 90-day fills which are often reimbursed at lower amounts compared to 30-day fills, DIR fees from PBMs on Medicare Part D prescriptions often leading to negative reimbursements, lower plan paid amounts for branded and specialty medications while simultaneously observing an increase in the number of patients requiring a “specialty-lite” or full specialty medication, narrow networks with unfavorable contract pricing, delivery and shipping-related restrictions impacting the pharmacies ability to gain additional market share, enhanced PBM tactics to steer patients to mail order pharmacies thereby reducing market opportunities, and little to no remuneration for in-demand consumer-driven concierge services from pharmacists. Wellgistics Health’s pharmacy division retains access to all major plans with as expected market competitive reimbursement rates for an independent pharmacy. In-network coverage for PBMs and payors at the independent network partner pharmacy level will vary from store-to-store and Wellgistics Health continue to add more network participants to provide robust coverage.

If Wellgistics Health is not able to generate prescription volume and other business from patients participating in these programs that is sufficient to offset the impact of lower reimbursement, or if the degree or terms of Wellgistics Health’s participation in such preferred networks declines in future years, Wellgistics Health’s results of operations could be materially and adversely affected. Furthermore, changes in political, economic, and regulatory influences, as well as industry-wide changes in business practices, including with respect to the imposition of DIR fees by PBMs, may significantly affect Wellgistics Health’s business. Wellgistics Health’s failure to successfully anticipate and respond to, or appropriately adapt to, evolving industry conditions or any of these changes or trends, none of which are within Wellgistics Health’s control, in a timely and effective manner could have a significant negative impact on Wellgistics Health’s competitive position and materially adversely affect Wellgistics Health’s business, financial condition and results of operations.

Wellgistics Health will derive a portion of its sales from prescription drug sales reimbursed by PBM companies and Wellgistics Health’s participation in the pharmacy provider networks of these companies may be restricted or terminated.

Wellgistics Health will derive a portion of Wellgistics Health’s sales from prescription drug sales reimbursed through prescription drug plans administered by PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Changes in pricing and other terms of Wellgistics Health’s contracts with PBM companies can significantly impact Wellgistics Health’s results of operations. There can be no assurance that Wellgistics Health will participate in any particular PBM company’s pharmacy provider network in any particular future time period or on terms reasonably acceptable to Wellgistics Health. If Wellgistics Health’s participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, Wellgistics Health expects that Wellgistics Health’s sales would be adversely affected, at least in the short-term. If Wellgistics Health is unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, Wellgistics Health’s operating results could be materially and adversely affected. If Wellgistics Health exits a pharmacy provider network and later resumes participation, there can be no assurance that Wellgistics Health will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances Wellgistics Health may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans.

Wellgistics Health could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

The profitability of Wellgistics Health’s healthcare ecosystem business model depends upon the utilization of prescription drugs. Utilization trends are affected by, among other factors, the introduction of new and successful prescription drugs, coverage on payor/PBM formularies, as well as lower-priced generic alternatives to existing brand name drugs. Inflation in the price of drugs also can adversely affect utilization, particularly given the increased prevalence of high-deductible health insurance plans and related plan design changes. New brand name drugs with coverage on formularies can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins.

In addition, if Wellgistics Health experiences an increase in the amounts it pays to procure pharmaceutical drugs, including generic drugs, Wellgistics Health’s gross profit margins would be adversely affected to the extent Wellgistics Health is not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify Wellgistics Health’s activities to mitigate the impact could have a material adverse effect on Wellgistics Health’s results of operations. Also, any future changes in drug prices could be significantly different than Wellgistics Health’s expectations.

A 2019 study performed by NACDS entitled “Cost of Dispensing Study” found that the overall cost of dispensing for all drugs was $12.40 per fill. After factoring inflation, that same cost is estimated to be $14.68 per fill. The latter does not account for other costs associated with medication dispensing noted in this “Risk Factors” section which clearly demonstrates further strain to gross profit margin on prescription-related fills.

Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, delays in their introduction, a decrease in the utilization of previously introduced prescription drugs, and or rising costs associated with medication dispensing could materially and adversely affect Wellgistics Health’s business, financial condition and results of operations.

Consolidation and strategic alliances in the healthcare industry could adversely affect Wellgistics Health’s business operations, competitive positioning, financial condition and results of operations.

Many organizations in the healthcare industry, including PBM companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for Wellgistics Health’s products and services. If these pressures result in reductions in Wellgistics Health’s prices, Wellgistics Health’s businesses would become less profitable unless Wellgistics Health are able to achieve corresponding reductions in costs or develop profitable new revenue streams.

Changes in economic conditions could adversely affect consumer/client buying practices and market adoption of Wellgistics Health’s DelivMeds mobile application and the accompanying revenues to premium access/services.

Wellgistics Health’s performance may be adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect Wellgistics Health’s key vendors and customers. External factors that affect consumer confidence and over which Wellgistics Health exercises no influence include unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, health epidemics or pandemics. For example, COVID-19 exposes Wellgistics Health to the risks of continued impact of global supply chain disruptions, and the uncertain economic and geopolitical environment, as well as looting, vandalism, acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug, services, and digital health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes. From a client perspective, increasing pressures from margin compression, prescription pricing negotiations, and other known stressors as outlined in this “Risk Factors” section may negatively impact a manufacturer’s willingness to adopt and utilize various a-la-carte services Wellgistics Health will provide through Wellgistics Health’s hub platform and clinical services. Further threats from market competitors to offer additional products at promotional pricing could lead to lower pricing floors as well.

Inflationary pressures could have a material impact on Wellgistics Health’s business and operations.

Wellgistics Health will be subject to risk of specific inflationary pressures on product prices and its impact on consumer spending. For example, increases in prescription drug costs could impact consumers ability to afford initial or on-going therapy. Wellgistics Health’s focus on the relatively expensive specialty lite business segment (i.e., $500 - $3,000 therapies) could be particularly impacted by increasing costs. Additionally, consumer discretionary funds could be reduced, impacting the ability to pay for digital services and subscription models that Wellgistics Health offers. If inflation continues to increase, sourcing and procuring specialty lite products may prove to be capital intensive. Wellgistics Health may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or Wellgistics Health’s gross margin. All of these inflationary risk factors could materially and adversely impact Wellgistics Health’s business operations, financial condition and results of operations.

The industries in which Wellgistics Health will operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.

The level of competition in the pharmacy (i.e., retail, independent, specialty, and digital), healthcare and clinical concierge like services, and pharmaceutical wholesale industries is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to Wellgistics Health’s strategies and business model to compete effectively.

All of Wellgistics Health’s businesses will face intense competition from multiple existing and new businesses, some of which are aggressively expanding in markets Wellgistics Health will serve. Wellgistics Health will develop Wellgistics Health’s offerings to respond to market dynamics; however, if Wellgistics Health’s customers are not receptive to these changes, if Wellgistics Health is unable to expand successful programs in a timely manner, or Wellgistics Health otherwise does not effectively respond to changes in market dynamics, Wellgistics Health’s businesses and financial performance could be materially and adversely affected.

There are a significant number of competitors that provide one or more comprehensive services, including distribution, with respect to specialty pharmacy drugs, hub and clinical services to perform patient financial assistance; prior authorization coordination; copay tiered reductions; tele-pharmacy; and access to digital health resources, some of whom have greater resources than Wellgistics Health does, including: PBMs; retail pharmacy chains and independent retail pharmacies; digital pharmacies; national, regional and niche specialty pharmacies; home and specialty infusion therapy companies; provider practices and systems; and GPOs.

The leading payors and drug chains have completed extensive mergers and acquisitions transactions and business combinations, and, therefore, have significantly greater market share, resources and purchasing power than Wellgistics Health does and, in the aggregate, these competitors generally have access to substantially the same limited distribution drugs that will be in Wellgistics Health’s portfolio. These companies also benefit from their acquisition activity with healthcare organizations, as Wellgistics Health has seen recent acquisitions in the home healthcare and primary care services arena (i.e., One Medical, Signify Health, Village MD, Summit Health, CareCentrix, among others).

Digital pharmacies both national and regional have been increasingly entering the market over the course of the last decade with well-known players such as Roman, Lemonaid Health, ForHims, TruePill, and Amazon’s acquisition of PillPack. At the regional level, Wellgistics Health has seen the emergence of companies like Cule, Alto, and many others outlined below looking to penetrate markets and gain access to lives by looking for additional points of differentiation. The competitive healthcare landscape along with macroeconomic pressures has also seen increased chapter 11 filings for bankruptcy and or other means of dissolution including Medley, NowRx, AmazonCare, Haven (i.e., joint venture of Amazon, Berkshire Hathaway, and JPMorgan Chase) over recent years. Many of these companies leverage access to telehealth services and backend partnerships with mail order pharmacies to provide consumers with cash-paying models for access to niche services. The evolution of centralized digital patient support networks with network pharmacies has also recently been gaining steam.

As Wellgistics Health will increase in scale and market share, or provide additional healthcare services, Wellgistics Health expects more direct competition for certain drugs, payer and patient access, and services from this myriad of companies. These factors together with the impact of the competitive marketplace or other significant differentiating factors between us and Wellgistics Health’s competitors may make it difficult to gain market access and penetration all of which could materially and adversely impact Wellgistics Health’s business operations, financial condition and results of operations.

If Wellgistics Health does not successfully create and implement relevant omni-channel experiences for Wellgistics Health’s customers, Wellgistics Health’s businesses and results of operations could be adversely impacted.

The portion of total consumer expenditures from various business sectors completing online shopping has drastically changed over the last two decades. Wellgistics Health is seeing a complete paradigm shift, as consumer sentiment and behavior has moved towards mobile application use. The COVID-19 pandemic was an accelerant, and Wellgistics Health expects this pace of increase exponentially. Consumers are now able to have more have more and more services delivered to their homes or work and more recently Wellgistics Health is seeing this same push with healthcare services. Moreover, prescription related deliveries have become the new normal versus waiting for pharmacy pick-up which is often not as efficient or convenient for this everchanging mindset and expectation of the consumer.

In order to be successful with executing on this service delivery, Wellgistics Health’s strategy must offer enhanced value services while also being convenient to the consumer. To accomplish this, an omni-channel approach, intelligent user experience, and home health differentiated model is a necessity to keep up with the rapidly evolving pace of changing customer expectations and new developments by Wellgistics Health’s competitors. Wellgistics Health must compete by offering a consistent and convenient shopping experience for Wellgistics Health’s customers regardless of the ultimate sales channel and by investing in, providing and maintaining digital tools for Wellgistics Health’s customers. If Wellgistics Health is unable to make, improve, or develop relevant customer-facing technology in a timely manner that keeps pace with technological developments and dynamic customer expectations, Wellgistics Health’s ability to compete and Wellgistics Health’s results of operations could be materially and adversely affected. In addition, if Wellgistics Health’s online activities or Wellgistics Health’s other customer-facing technology systems do not function as designed, Wellgistics Health may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could materially and adversely affect Wellgistics Health’s business operations, reputation and results of operations.

Wellgistics Health may be unable to achieve Wellgistics Health’s environmental, social and governance goals.

Wellgistics Health recognizes the rising importance of environmental, social, and governance matters among Wellgistics Health’s team members, customers, and certain stockholders and will be committed to upholding a culture dedicated to corporate responsibility. Wellgistics Health will establish certain goals that allow us to better communicate and align to Wellgistics Health’s environmental, social, and governance strategy. However, these goals are subject to risks and uncertainties, which are outside of Wellgistics Health’s control and might prohibit us from meeting the goals.

Further, there is a risk that team members, customers, or certain stockholders might not be satisfied with Wellgistics Health’s goals or strategy and efforts to meet the goals. Some of the risks that Wellgistics Health will be subject to include, but are not limited to: Wellgistics Health’s ability to execute Wellgistics Health’s operational strategy within the timeframe or costs projected; the availability or cost of renewable energy, materials, goods, and/or services required, and evolving regulations or requirements that change or limit Wellgistics Health’s ability to set standards or gather information from Wellgistics Health’s supplier partners or third party contractors. Failure to meet Wellgistics Health’s goals could negatively impact public perception of Wellgistics Health’s company with interested stakeholders.

Environmental, social, and governance matters are also increasingly important to current and potential employees. In order to retain and attract talent Wellgistics Health knows that it is critical that Wellgistics Health clearly communicate Wellgistics Health’s environmental, social, and governance strategy, and a delay or inability to meet Wellgistics Health’s goals on time could impact Wellgistics Health’s reputation as a desirable place to work. With increased interest from certain stockholders, an inability to meet Wellgistics Health’s goals could also have a negative impact on Wellgistics Health’s stock price. These impacts could make it more difficult for us to operate efficiently and effectively and could have a negative effect on Wellgistics Health’s business, operating results and financial conditions.

Wellgistics Health’s business results will depend on Wellgistics Health’s ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives through Wellgistics Health’s healthcare ecosystem.

The key to Wellgistics Health’s success will be executing on Wellgistics Health’s win-win strategy for all stakeholders in the healthcare delivery model. Through leveraging Wellgistics Health’s portfolio of subsidiaries, Wellgistics Health’s leadership will need to deliver on a value proposition to patients, pharmacies, providers, payors/ PBMs, and pharmaceutical manufacturers. This is obtained by making healthcare services affordable and convenient in a centralized model. Wellgistics Health’s success will hinge on the Wellgistics Health’s leadership team to improve operational efficiency, decreasing costs, market access and insights, data transparency, value-based outcomes, and innovative technology via automation.

There can be no assurance that Wellgistics Health will realize, in full or in part, the anticipated benefits of leveraging these subsidiaries and what that market adoption will be like. Wellgistics Health’s financial goals assume a level of productivity improvement and other business optimization initiatives. If Wellgistics Health is unable to implement the programs or deliver these expected productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, Wellgistics Health’s business operations, financial condition and results of operations could be materially and adversely impacted.

Risks Relating to Wellgistics Health’s Operations

Disruption in Wellgistics Health’s global supply chain could negatively impact Wellgistics Health’s businesses.

The pharmaceutical products for Wellgistics Health’s wholesale division are sourced from pharmaceutical manufacturers with a wide variety of domestic and international vendors, and any future disruption in Wellgistics Health’s supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact Wellgistics Health’s businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war (such as the conflict in Ukraine) or terrorism, trade sanctions or other external factors over which Wellgistics Health has no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on Wellgistics Health’s business operations, financial condition and results of operations.

Wellgistics Health’s pharmacy division and to the greater extent, Wellgistics Health’s independent network of partner pharmacies, may also be impacted by disruptions in global supply chain as listed above based on primary wholesaler and direct pharmaceutical manufacturing contracts.

Wellgistics Health’s business and operations will be subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact Wellgistics Health’s ability to procure goods or services required for the operation of Wellgistics Health’s business at the quantities and levels Wellgistics Health require. In addition, Wellgistics Health’s facilities may be in locations that may be impacted by the physical risks of climate change, and Wellgistics Health may face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. Wellgistics Health will also use natural gas, diesel fuel, gasoline and electricity in Wellgistics Health’s operations, all of which could face increased regulation as a result of climate change or other environmental concerns.

Whether internally or via Wellgistics Health’s third-party relationships with Wellgistics Health’s national and regional ride- sharing partners (i.e., Lyft and Roadie) for prescription delivery; and shipping carriers (i.e., USPS, UPS, FedEx), rising fuel costs will lead to an increase in tiered rates for mileage/distance which will increase Wellgistics Health’s costs associated with prescription delivery or shipping. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase Wellgistics Health’s costs associated with compliance and merchandise. These events and their impacts could otherwise disrupt and adversely affect Wellgistics Health’s operations and could materially adversely affect Wellgistics Health’s financial performance.

Wellgistics Health’s business is primarily focused on certain therapeutic targets, making it vulnerable to risks associated with having therapeutically concentrated operations.

Wellgistics Health’s operates within the “specialty-lite” or niche sector of the pharmaceutical industry. It is well documented in the literature that the specialty drug market accounts for less than 10% of total drugs in the market. As a result, Wellgistics Health’s business, financial condition and results of operations are susceptible to economic downturns within this sector of the industry, whether cause by state regulations, budget constraints, severe weather conditions, catastrophic events, or other disruptions. As Wellgistics Health seeks to expand its existing operations, opportunities for growth within the “specialty-lite” or niche sector of the pharmaceutical industry may become more limited.

Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on Wellgistics Health’s future performance.

Wellgistics Health’s ability to attract, engage, develop and retain qualified and experienced employees at all levels, including in executive and other key strategic positions, is essential for us to meet Wellgistics Health’s objectives. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in Wellgistics Health’s failure to recruit and retain employees which could have a materially adverse impact on Wellgistics Health’s business operations, financial condition and results of operations.

Additionally, any failure to adequately plan for and manage succession of key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on Wellgistics Health’s business and results of operations. While Wellgistics Health has succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

We are highly dependent on the continued service of our directors and officers, whose financial interests may conflict with the interests of investors.

Our directors and officers, including Brian Norton, Chief Executive Officer, and Vishnu Balu, Chief Financial Officer, have years of significant experience in the pharmaceutical industry and other sectors related to our business. Our success depends upon the continued service of these directors and officers. The loss of any of these directors and officers might significantly delay or prevent the achievement of our business objectives and could materially harm our business, financial condition and results of operations.

Failure to renew facility leases in a timely manner could have an adverse impact on Wellgistics Health’s business operations.

Wellgistics Health’s facilities will include multiple corporate offices, physical location of the pharmacy, and multiple warehouse facilities for wholesale product warehousing and distribution. These locations are subject to competition with other retailers and businesses for suitable locations for Wellgistics Health’s facilities. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact Wellgistics Health’s ability to find suitable locations and influence the cost of constructing, renovating and operating Wellgistics Health’s stores. In addition, real estate, zoning, construction and other delays may adversely affect Wellgistics Health’s business and increase Wellgistics Health’s costs. Further, changing local demographics may adversely affect revenue and profitability levels. The terms of leases at existing facility locations may adversely affect Wellgistics Health if the renewal terms of, or requested modifications to, those leases are unacceptable to Wellgistics Health, and Wellgistics Health will be forced to close or relocate operations. If Wellgistics Health is unable to maintain Wellgistics Health’s facility locations or open/move to new facility locations in desirable places and on favorable terms, Wellgistics Health’s results of operations could be materially and adversely affected.

Wellgistics Health may not be able to maintain business, scale for growth, renew pharmacy and wholesale state licenses, and retain commercial and federal contracts while preventing restrictions and termination.

The ability to maintain business channels, service existing pharmacies from a wholesale product distribution perspective, and service Wellgistics Health’s patient base at the pharmacy will all be potential areas for adverse impacts to Wellgistics Health’s financial condition and operations due to everchanging regulations and requirements to maintain contracts and licenses. Wellgistics Health’s wholesale operations will retain state licenses for whole distribution from the various state boards of pharmacy or equivalent along with the federal level as maintained by the FDA, third-party logistics and controlled substance licenses from all state boards of pharmacy, and an accreditation with the NABP and Accredited Drug Distributor.

Wellgistics Health’s pharmacy division has the equivalent of 32 state board of pharmacy licenses along with the District of Columbia. Many of these licenses include the ability to dispense controlled substance with only a few states retaining waivers for exemption. The pharmacy will also have a Florida state Medicaid contract, several National Provider Identifier numbers, and a Drug Enforcement Agency (“DEA”) certificate. The pharmacy formerly had accreditation status with Accreditation Commission for Health Care (“ACHC”) and URAC as a specialty pharmacy and plans on pursing reaccreditation along with URAC Small Business Mail Order accreditation. The pharmacy will retain all major PBM/payor direct contracts with little to no restrictions. The pharmacy will be affiliated with Elevate as its Pharmacy Services Administration Organization to provide the relevant minor PBM contracts.

The ability to retain all of these state board, federal, and PBM/payor contracts through the renewal process while expanding Wellgistics Health’s reach is critical to conducting business and generating revenues. Contract restrictions, termination, and or an inability to expand would be deemed as events that could disrupt and adversely affect Wellgistics Health’s operations and could materially adversely affect Wellgistics Health’s financial performance.

Wellgistics Health’s relationships with Wellgistics Health’s primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships for Wellgistics Health’s wholesale and hub technology platform entities will be critical to Wellgistics Health’s success.

Wellgistics Health’s internal pharmacy division has a primary contract with AmerisourceBergen for pharmaceutical distribution agreement pursuant to which Wellgistics Health sources branded and generic pharmaceutical products from AmerisourceBergen. Wellgistics Pharmacy executed this agreement in October 2022, and the agreement requires the pharmacy to purchase a certain volume per month while also maintain compliance with the generic compliance ratio. Wellgistics Health has a relationship with HD Smith and Scienture Holdings, Inc. (f/k/a TRxADE Health, Inc.) (“Scienture”) to acquire products via the secondary channel. This is seen as a potential risk for the business as the secondary channel providers often do not provide full spectrum catalogs and more specifically used to assist with cost savings opportunities through the purchase of short-dated products and or access to specialty or niche therapeutic category products. Consequently, Wellgistics Health’s business may be adversely affected by any operational, financial or regulatory difficulties that these wholesalers or pharmaceutical manufacturers experience, including those resulting from COVID-19. For example, if operations are seriously disrupted for any reason, whether due to a natural disaster, pandemic, labor disruption, regulatory action, computer or operational systems or otherwise, it could adversely affect Wellgistics Health’s business and Wellgistics Health’s results of operations.

Wellgistics Health’s distribution agreement with AmerisourceBergen is subject to early termination in certain circumstances and, upon the expiration or termination of the agreement, there can be no assurance that Wellgistics Health or AmerisourceBergen will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all. If such expiration or termination occurred, Wellgistics Health believes that alternative sources of supply for most generic and brand- name pharmaceuticals are readily available and that Wellgistics Health could obtain and qualify alternative sources, which may include self-distribution in some cases, for substantially all of the prescription drugs Wellgistics Health will sell on an acceptable basis, such that the impact of any such expiration or termination would be temporary. However, there can be no assurance Wellgistics Health would be able to engage alternative supply sources as a primary wholesaler for generic and branded products in a timely basis or on terms favorable to us, or effectively manage these transitions, any of which could adversely affect Wellgistics Health’s business operations, financial condition and results of operations.

At the wholesale level, Wellgistics Health now has, upon closing of the Wellgistics Acquisition, relationships with over 60 manufacturers to distribute products to retail, independent, and specialty pharmacies. At the hub technology platform division, Wellgistics Health will leverage the wholesale operation to expand pharmaceutical manufacturer relationships. Wellgistics Health’s combined portfolio will work synergistically to provide additional value to pharmaceutical manufacturers. This will in turn will help lower costs and provide additional market access. In recent years, an increasing number of pharmaceutical manufacturers have attempted to significantly limit the number of pharmacies that may dispense their drugs. Pharmacies dispensing products from direct manufacturer relationships need to ensure they can manage a drug’s rollout, obtain real-time data, and confirm the unique patient population’s receipt of the necessary services and support to remain adherent. Access to limited-distribution drugs provides us with significant competitive advantages in developing relationships with payers and physicians. If Wellgistics Health cannot obtain access to new limited-distribution pharmaceuticals or lose access to limited-distribution pharmaceuticals Wellgistics Health currently distribute this could have a material and adverse impact on Wellgistics Health’s business, profitability and results of operations.

Wellgistics Health will obtain access to limited-distribution drugs primarily from small to mid-size pharmaceutical companies, often many of these are boutique companies, many of whom are bringing their first or second drug to market. Wellgistics Health will incur significant expense, time and opportunity cost to educate and assist emerging small and mid-size manufacturers in bringing these products to the marketplace without any guarantee of a successful drug launch or future sales. The failure to monetize these relationships and supply Wellgistics Health’s independent network of pharmacies with prescriptions could adversely impact Wellgistics Health’s profitability and Wellgistics Health’s prospects.

Wellgistics Health will also provide a significant amount of direct and indirect services for the benefit of Wellgistics Health’s pharmaceutical manufacturer customers and Wellgistics Health’s patients to gain access to these products, and Wellgistics Health’s failure to provide services at optimal quality could result in losing access to existing and future drugs. In addition, Wellgistics Health will incur significant costs in providing these services and if manufacturers require significant additional services and products to obtain access to their drugs without a corresponding increase in service fees paid to Wellgistics Health, Wellgistics Health’s profitability could be adversely impacted.

Wellgistics Health’s contracts with pharmaceutical manufacturers and wholesalers will be generally for one-year terms on the hub technology platform and clinical services and three years on the wholesale side and are terminable on reasonably short notice by either party before or after the contract term. If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers or wholesalers or if Wellgistics Health is otherwise unable to renew these contracts or enter into similar contracts on favorable terms, Wellgistics Health could lose a major source of revenue from the pharmaceuticals Wellgistics Health will dispense or distribute, and also prescriptions Wellgistics Health is able to generate and pass through to Wellgistics Health’s network of independent pharmacy partners which would materially impact Wellgistics Health’s operations and financial condition.

Wellgistics Health will outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Wellgistics Health will outsource certain business, administrative, and development functions and rely on third-party technologies such as plug-ins and advanced programming interfaces (“APIs”) to perform certain services for Wellgistics Health’s hub technology platform and other divisions on Wellgistics Health’s behalf. Various examples of this will include relationships with both domestic and foreign developers for Wellgistics Health’s mobile solutions as part of Wellgistics Health’s hub technology platform, relationships with various PMS system providers, relationships with various ride-sharing platform providers and their network of drivers, carrier relationships for shipping of products, and various relationships with third party clinical service providers or technology solutions to be able to offer Wellgistics Health’s end- to-end holistic approach to patient- centered care services.

Wellgistics Health will rely on third-party vendors and their licenses to meet Wellgistics Health’s quality and performance requirements. Wellgistics Health will utilize these third-party vendors for some of the technology to be used in Wellgistics Health’s products, and intends to license technologies from third parties. Most of these licenses can be renewed only by mutual consent and may be terminated if Wellgistics Health breaches the terms of the license and fails to cure the breach within a specified period of time. Wellgistics Health may not be able to obtain these licenses on commercially reasonable terms, or at all. Wellgistics Health’s inability to obtain or renew these licenses or find suitable alternatives could delay development of new products or prevent us from selling Wellgistics Health’s existing products until suitable substitute technology can be identified, licensed, integrated, or developed by us. Wellgistics Health cannot assure you as to when Wellgistics Health would be able to do so, if at all.

Most of Wellgistics Health’s third-party licenses will be non-exclusive. Wellgistics Health’s competitors may obtain the right to use any of the technology covered by these licenses and use the technology to attempt to compete more effectively with us. In addition, Wellgistics Health’s use of third-party technologies will expose it to risks associated with the integration of components from various sources into Wellgistics Health’s products, such as unknown software errors or defects or unanticipated incompatibility with Wellgistics Health’s systems and technologies, or unintended infringement resulting from the combination of intellectual property rights. Further, Wellgistics Health will be dependent on Wellgistics Health’s vendors’ support of the technology Wellgistics Health will use. If a vendor chooses to discontinue or is unable to support a licensed technology, Wellgistics Health may not be able to modify or adapt Wellgistics Health’s products to fit other available technologies in a timely manner, which would lead us to experience operational difficulties, reputational harm, and increased costs that could materially and adversely affect Wellgistics Health’s business operations and results of operations.

Risks Relating to Wellgistics Health’s Business Strategy

Wellgistics Health may not be successful in executing elements of Wellgistics Health’s business strategy, which may have a material adverse impact on Wellgistics Health’s business and financial results.

Wellgistics Health’s ability to successfully implement Wellgistics Health’s comprehensive strategy of leveraging product warehousing/distribution while simultaneously facilitating the hub technology platform to transfer prescriptions to Wellgistics Health’s network of independent partner pharmacies will be crucial to Wellgistics Health’s operations and financial condition. Wellgistics Health’s wholesale operations will enable pharmaceutical companies to have a single entity for contracting which assists with minimizing product returns and eliminates chargebacks. Now that the Wellgistics Acquisition has closed, Wellgistics Health’s warehouse’s distribution capabilities assist manufacturers with preventing inventory loss in the form of having to sell short-dated products at a lower margin and or potentially destroy expired and unusable products. Wellgistics Health’s portfolio of products along with Wellgistics Health’s sales strategy will enable Wellgistics Health to move niche specialty products that have a distinct place in the market and help maximize returns.

The ability to provide pharmaceutical manufacturer and provider groups like ACOs with a hub technology platform with an accompanying robust network of independent pharmacies is crucial to the success of Wellgistics Health’s health eco-system strategy. Wellgistics Health’s technology platform along with Wellgistics Health’s mobile solutions will enable patients to access digital health resources for added visibility in their prescription journey, which leads to cost savings opportunities, convenience, and healthier outcomes. This is especially important for pharmaceutical manufacturers and provider group clients looking to improve health outcomes for the patient populations they serve. Wellgistics Health will provide both of these clients with a reliable pharmacy network, clinical services, and transparent reporting with a primary focus on boosting medication adherence. Wellgistics Health’s platform will be able to identify high-risk patients and provide actionable and meaningful outcomes geared towards patient engagement to boost medication adherence and preserve compliance to therapy. The ability to transfer these prescriptions to integrated and non-integrated pharmacies will be key to receiving the data which can then be mined and presented to various stakeholders and clients to improve operational efficiency, customize marketing, and share in cost savings.

Additionally, Wellgistics Health will engage in strategic initiatives to, among other reasons, maximize long-term stockholder value, expand on Wellgistics Health’s consumer-centric approach, strengthen Wellgistics Health’s partnerships with local healthcare providers and improve health outcomes. These strategic initiatives do not guarantee improvements in future financial performance. Wellgistics Health cannot provide any assurance that Wellgistics Health will be able to successfully execute these strategic initiatives, or that these initiatives will not result in additional unanticipated costs. The failure to realize the benefits of any strategic initiatives or successfully structure Wellgistics Health’s business to meet market conditions could have a material adverse effect on Wellgistics Health’s business, financial condition, cash flows, or results of operations.

Wellgistics Health’s growth strategy is partially dependent upon Wellgistics Health’s ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.

A significant element of Wellgistics Health’s growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement Wellgistics Health’s existing operations. Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, Wellgistics Health’s existing operations, difficulties in entering markets or lines of business in which Wellgistics Health has no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies Wellgistics Health anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact Wellgistics Health’s growth strategies, financial condition and results of operations.

Apart from acquisitions in the healthcare space and emerging technologies such as artificial intelligence and blockchain technologies, Wellgistics Health’s strategy is to engage in business-to-business relationships that can help us gain further market penetration and adoption, all of which are imperative given the highly saturated healthcare market. Partnerships with strategic clients such as pharmaceutical manufacturers and provider groups will help us source products at lower costs and drive prescriptions through Wellgistics Health’s hub technology platform. Other strategic partnerships range from PMS systems, ridesharing and shipping companies GPOs, and other clinical providers to provide robust and complementary services that are value adds for all stakeholders.

Currently, the hub technology platform has partnered with Best Rx pharmacy software system. There are approximately 1,400 independent pharmacies utilizing this software which accounts for greater than 6% of the independent pharmacy market share. These pharmacies are ideal candidates to be members of Wellgistics Health’s integrated pharmacy network based on the various integrations Wellgistics Health will develop to communicate with their systems. These locations are predominately located on the east coast. Wellgistics Health’s ability to onboard pharmacies in an effective manner and being located on the east coast is a risk associated with gaining market share and providing patients with an adequate solution for fulfillment. To combat this, Wellgistics Health will identify strategic partners within this network that are able to ship prescription medications through Wellgistics Health’s integrations which aids in providing more coverage area options. Wellgistics Health management has a relationship with PrimeRx MARKET and Pioneer Rx. Wellgistics Health believes that these relationships could provide access to more than 16,500 pharmacies using a wide array of pharmacy management software systems which accounts for 87% of the independent PMS. Through Wellgistics Health’s fax modality integrations and solutions for data capture for non-integrated pharmacies, Wellgistics Health will have the means to provide patients with more robust network coverage. Wellgistics Health’s team has identified additional PMS systems to partner with such as Prime Rx, Pioneer Rx, Liberty, Transactional Data Systems, and Digital Business Solutions. These additional PMS systems will help with Wellgistics Health’s ability expand the integrated network which help drive additional value in the form of data capture elements. By integrating with the PMS system, Wellgistics Health will then in turn able to recruit the pharmacies utilizing this software to join Wellgistics Health’s network. Risks associated with this strategy include the PMS corporate team’s willingness to partner, Wellgistics Health’s ability to integrate the software into Wellgistics Health’s overall solution in a timely manner, and the pharmacies willingness to join the network.

Wellgistics Health’s software solution will be integrated with two national ride-sharing logistics providers and all of the major shipping carriers to offer both pharmacies and patients with multiple means for sending and receiving their prescriptions. From the ride-sharing prospective, Wellgistics Health’s core technology will be integrated with Lyft Healthcare, Inc., and Roadie. These integrations will help us provide nationwide coverage for same-day and next-day prescription delivery and a system with built in redundancies between both networks to ensure prompt delivery. Wellgistics Health’s strategy is to onboard pharmacies across the United States and mapping out ride-sharing coverage to ensure adequate turnaround time for prescription delivery. Risks associated with this strategy include maintaining an on-going relationship with these entities, providing a significant number of transactions to ensure profitability for all partners, and Wellgistics Health’s ability to renew contracts. Wellgistics Health’s contractual relationships will be for one-year terms with one-year autorenewal terms. Either party will be able to terminate the relationship with proper notice. Wellgistics Health’s integrations with carriers include USPS, UPS, and FedEx. Wellgistics Health will be able to transmit the respective rates to end users based on the network partner pharmacy’s availability and allow patients to price compare options due to the redundancies. Future risks associated with this include changes to rates based on factors such as inflation, fuel, and other variables that are not in control which could impact Wellgistics Health’s business operations and financial condition.

Wellgistics Health’s strategy to increase Wellgistics Health’s network of independent partner pharmacies also leverages GPOs. By partnering with these entities, Wellgistics Health will be able to onboard a larger cohort of pharmacies vs. individual sign-up, and in return, these GPOs will be able to promote Wellgistics Health’s services as a business opportunity to help network pharmacies increase their business and improve their bottom line. Risks associated with this strategy include successfully presenting the value proposition to the corporate team and obtaining a contract, ability to convert pharmacy’s part of the GPO through combined marketing initiatives, execution of Wellgistics Health’s onboarding strategies, and the pharmacies willingness to remain in the network and pay associated fees. It should be noted that each participating pharmacy within the GPO uses different PMS systems and that by successfully striking a partnership with the GPO, there is no guarantee that Wellgistics Health will be able to onboard each pharmacy to the integrated network. Wellgistics Health can however onboard them to the “soft network” which allows us to transfer the prescription via fax.

Integrating third-party clinical features and services is vital to the success of Wellgistics Health’s business strategy as being an end-to-end solution for end users and Wellgistics Health’s clients. Wellgistics Health’s partners that offer these types of value-add services include patient enrollment campaigns, prior authorization coordination, digital health resources, calendar-based refill reminder systems, and other key pieces that will help boost the lifetime value and net promoter score for market adoption. Risks associated with these partnerships include willingness to integrate, costs associated with these services, end clients need for these services to continue driving growth, Wellgistics Health’s ability to engage in cost-sharing with the pharmacies for the various service levels being provided, and the dependency on the quality of the services being performed by these third-party companies.

These acquisition transactions and potential partnerships may also cause us to significantly increase Wellgistics Health’s interest expense, leverage and debt service requirements if Wellgistics Health incurs additional debt to pay for an acquisition or investment, issue common stock that would dilute Wellgistics Health’s current stockholders’ percentage ownership, or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on Wellgistics Health’s operating results. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed. The failure to realize the benefits of any strategic initiatives and partnerships to meet market conditions could have a material adverse effect on Wellgistics Health’s business, financial condition, or results of operations.

Businesses acquired by Wellgistics Health could experience losses or liabilities that would result in a material adverse effect on Wellgistics Health’s business operations, results of operation and financial condition.

Healthcare and technology businesses acquired could experience losses or liabilities, including medical liability claims, causing us to incur significant expenses and requiring Wellgistics Health to pay significant damages if not covered by insurance. These businesses will be subject to medical liability claims in the ordinary course of business, and although Wellgistics Health will carry insurance covering medical malpractice claims, including professional liability insurance, in amounts Wellgistics Health believes is appropriate in light of the risks attendant to Wellgistics Health’s business, successful medical liability claims could result in substantial damage awards that exceed the limits of Wellgistics Health’s insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as Wellgistics Health expands Wellgistics Health’s services. As a result, adequate professional liability insurance may not be available to Wellgistics Health in the future at acceptable costs or at all. Any claims made against Wellgistics Health or its acquired businesses that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of Wellgistics Health’s management and Wellgistics Health’s providers from Wellgistics Health’s operations, which could harm Wellgistics Health’s business. In addition, any claims may significantly harm Wellgistics Health’s business or reputation.

In addition, businesses acquired expose Wellgistics Health to risks that are inherent in the provision of healthcare services. If patients, clients or partners assert liability claims against Wellgistics Health, any ensuing litigation, regardless of outcome, could result in a substantial cost to Wellgistics Health, divert management’s attention from operations, and decrease market acceptance of Wellgistics Health’s services and care delivery model. Wellgistics Health does exert control over any provider led entities now or in the future with respect to the practice of medicine and the provision of healthcare services, and the risk of liability, including through unexpected medical outcomes, is inherent to the healthcare industry.

Wellgistics Health may make investments in companies over which Wellgistics Health does not have sole control and some of these companies may operate in sectors that differ from Wellgistics Health’s operations and have different risks.

From time to time, Wellgistics Health may make debt or equity investments in companies that Wellgistics Health may not control or over which Wellgistics Health may not have sole control but would be of strategic value to bolster Wellgistics Health’s service and capabilities. Investments in these businesses, among other risks, subject Wellgistics Health to the operating and financial risks of the businesses Wellgistics Health invests in and to the risk that Wellgistics Health does not have sole control over the operations of these businesses. Wellgistics Health relies on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect Wellgistics Health. Investments in entities over which Wellgistics Health does not have sole control, including joint ventures and strategic partnerships and alliances, present additional risks such as having differing objectives from Wellgistics Health’s partners or the entities in which Wellgistics Health will be invested, becoming involved in disputes, or competing with those persons.

The success of Wellgistics Health’s hub technology platform and clinical services depends on the willingness of participants in the network of independent partner pharmacies to continue receiving prescriptions and enrolling in a-la-carte services for outsourced work.

Wellgistics Health’s pharmacy network will be segregated into three networks: integrated network, soft network, and general pharmacy network. The integrated network would be any pharmacy that has completed onboarding and using a PMS system which Wellgistics Health will have integrated with for the bidirectional exchange of electronic information including prescription transfer. The soft network would be any onboarded pharmacy who Wellgistics Health will not have an integration with but that can still receive prescription transfers in the form of facsimile and who Wellgistics Health will establish alternative means for data capture. Lastly, the general network is any pharmacy irrespective of whether they would be deemed as an independent pharmacy and that the patient has elected to transfer their prescription to thereby preserving patient autonomy.

Accordingly, a general downturn in the pharmacy industry, or healthcare industry more generally, could materially harm Wellgistics Health’s hub services offerings. In addition, demand for Wellgistics Health’s hub services may be affected by Wellgistics Health’s customers’ perceptions regarding outsourcing as a whole. For example, other digital pharmacies or hub services companies could engage in conduct or fail to detect malfeasance that could render Wellgistics Health’s customers less willing to do business with them or any digital pharmacy or hub services company. If any such event causing industry-wide reputational harm were to occur, even though outside Wellgistics Health’s control, confidence in the industry generally could be impaired and the willingness of Wellgistics Health’s customers to outsource services to organizations that provide digital pharmacy and hub services like Wellgistics Health’s could diminish.

Moreover, demand for Wellgistics Health’s digital pharmacy hub services will depend to a significant extent on the trust Wellgistics Health’s customers place in the combined company and Wellgistics Health’s reputation for independent, high-quality service. To maintain client satisfaction and compliance, Wellgistics Health will keep certain information and software systems, infrastructure, and employees “firewalled” on a need-to-know basis. In the event that Wellgistics Health’s protocols or procedures are not followed or contain undetected errors or defects that are subsequently discovered by Wellgistics Health, Wellgistics Health’s customers or a third-party, Wellgistics Health’s reputation with current and potential customers could be harmed. If one or more of the foregoing events were to occur, it could have a material adverse effect on Wellgistics Health’s business, financial condition and results of operations.

Risks Related to Cybersecurity, Data Privacy, and Information Security

A significant disruption in Wellgistics Health’s information technology and computer systems or those of businesses Wellgistics Health relies on could harm Wellgistics Health.

At Wellgistics Health’s internal pharmacy division, Wellgistics Health will rely extensively on Wellgistics Health’s computer/software systems to manage Wellgistics Health’s ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, finance and other processes. Additionally, Wellgistics Health’s core architecture will be housed on Amazon Web Services servers, and Wellgistics Health will rely on various third-party vendors and partners who will provide various plug-ins and APIs that drive Wellgistics Health’s end-to-end solution on the hub technology platform that could significantly impact Wellgistics Health’s business operations and financial condition. To a greater extent, Wellgistics Health’s PMS system partners will be used by various network pharmacies and may impact Wellgistics Health’s ability to electronically transmit information.

Wellgistics Health’s systems will be subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and Wellgistics Health’s disaster recovery planning cannot account for all eventualities. If any of Wellgistics Health’s systems are damaged, fail to function properly or otherwise become unavailable, Wellgistics Health may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or disruptions and delays in Wellgistics Health’s ability to perform critical functions, which could materially and adversely affect Wellgistics Health’s businesses and results of operations.

In addition, Wellgistics Health expects to make substantial investments in Wellgistics Health’s information technology systems and infrastructure, some of which are significant. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, changes in security processes, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. Wellgistics Health will rely on strategic partners and other service providers to help us with certain significant information technology projects and services. Information technology projects or services frequently are long-term in nature and may take longer to complete and cost more than Wellgistics Health expects and may not deliver the benefits Wellgistics Health projects once they are complete. Any system implementation and transition difficulty may result in operational challenges, reputational harm, and increased costs that could materially and adversely affect Wellgistics Health’s business operations and results of operations. Wellgistics Health also could be adversely affected by any significant disruption in the systems of third parties Wellgistics Health interact with, including strategic and business partners, key payers and vendors.

Privacy and data protection laws will increase Wellgistics Health’s compliance burden and any failure to comply could harm Wellgistics Health.

The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. Wellgistics Health will be required to comply with increasingly complex and changing data security and privacy regulations in the jurisdictions in which Wellgistics Health will operate that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the U.S., for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the healthcare industry, including healthcare providers such as pharmacies. In addition, the California Consumer Privacy Act, which went into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, and other jurisdictions have enacted, or are proposing similar laws related to the protection of personal data. Moreover, there are specific privacy requirements from Apple and Google’s respective mobile application stores that Wellgistics Health will need to be up to date with as Wellgistics Health’s mobile application is currently available on both stores.

Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Wellgistics Health will have contractual obligations that might be breached if Wellgistics Health fails to comply a significant privacy breach or failure to comply with privacy and information security laws could have a materially adverse impact on Wellgistics Health’s reputation, business operations, financial position and results of operations.

Wellgistics Health and businesses with which Wellgistics Health will interact may experience cybersecurity incidents and might experience significant computer system compromises or data breaches.

The protection of customer, employee and company data will be critical to Wellgistics Health’s businesses. Cybersecurity and other information technology security risks, such as a significant breach or theft of customer, employee, or company data, could create significant workflow disruption, attract media attention, damage Wellgistics Health’s customer relationships, reputation and brand, and result in lost sales, fines or lawsuits. Throughout Wellgistics Health’s future operations, Wellgistics Health will receive, retain and transmit certain personal information that Wellgistics Health’s customers and others provide to purchase products or services, fill prescriptions, enroll in clinical and promotional programs, register on Wellgistics Health’s website or mobile applications, or otherwise communicate and interact with us. In addition, aspects of Wellgistics Health’s operations will depend upon the secure transmission of confidential information over public networks. Wellgistics Health will also depend on and interact with the information technology networks and systems of third parties for many aspects of Wellgistics Health’s business operations, strategic partners, and cloud service providers. These third parties may have access to information Wellgistics Health will maintain about Wellgistics Health’s company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact Wellgistics Health’s business operations. Like other healthcare technology companies, Wellgistics Health and the businesses Wellgistics Health interact with will experience threats to data and systems, including from vandalism or theft of physical systems or media and from perpetrators of random or targeted malicious cyber- attacks, computer viruses, worms, phishing attacks, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, and cause system failures and disruptions.

Compromises of Wellgistics Health’s data security systems or of those of businesses with which Wellgistics Health interacts that result in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could in the future adversely impact Wellgistics Health. Any such compromise could harm Wellgistics Health’s reputation and expose it to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect Wellgistics Health’s reputation, business operations, financial condition and results of operations. In addition, security incidents may require that Wellgistics Health expend substantial additional resources related to the security of information systems and disrupt Wellgistics Health’s businesses. The risks associated with data security and cybersecurity incidents have increased during COVID-19 given the increased reliance on remote work arrangements.

Wellgistics Health will be subject to electronic payment-related and other financial services risks that could increase Wellgistics Health’s operating costs, expose Wellgistics Health to fraud or theft, subject Wellgistics Health to potential liability and potentially disrupt Wellgistics Health’s business operations.

Across Wellgistics Health’s businesses, Wellgistics Health will accept payments using a variety of methods, including cash, checks, credit and debit cards, mobile payment technologies such as Apple Pay or PayPal, and Wellgistics Health may offer new payment options over time. Acceptance of these payment options will subject Wellgistics Health to rules, regulations, contractual obligations, and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which has made and could continue to make compliance more difficult or costly.

For certain payment methods, including credit and debit cards, Wellgistics Health will pay interchange and other fees, which could increase over time and raise Wellgistics Health’s operating costs. Wellgistics Health will rely on third parties such as Stripe to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. Wellgistics Health will not store credit card information on file for Wellgistics Health’s mobile technology to remain in payment card industry compliance, however, Wellgistics Health’s other business entities may store this information on file for clients, partners, and vendors. If these companies become unable to provide these services, or if their systems are compromised, it could disrupt Wellgistics Health’s business. The payment methods that Wellgistics Health will offer also subject Wellgistics Health to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If Wellgistics Health fails to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to Wellgistics Health’s payment systems, Wellgistics Health may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or Wellgistics Health’s ability to accept or facilitate certain types of payments could be impaired. In addition, Wellgistics Health’s reputation could suffer, and Wellgistics Health’s customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect Wellgistics Health’s results of operations.

Risks Related to Financial and Accounting Matters

Wellgistics Health and its subsidiaries have, and entities that Wellgistics Health may acquire could have, significant outstanding debt. The debt and associated payment obligations of Wellgistics Health and its current and future subsidiaries could significantly increase in the future if Wellgistics Health and its current or future subsidiaries incur additional debt and do not retire existing debt.

Wellgistics Health and Wood Sage are holding companies with no business operations of their own. Their assets primarily consist of direct ownership interest in, and their business is conducted through, subsidiaries which are separate legal entities. As a result, they are dependent on funding from their investors and operating subsidiaries to pay dividends and meet their debt obligations. As of December 31, 2024, the outstanding debt and credit obligations of Wellgistics Health and its subsidiaries was $33.3 million. Wellgistics Health’s subsidiaries may continue to experience negative cash flows and be restricted in their ability to pay cash dividends or to make other distributions to Wellgistics Health, which may limit the payment of cash dividends or other distributions to the holders of Wellgistics Health’s common stock. Credit facilities and other debt obligations of Wellgistics Health, as well as statutory provisions, may further limit the ability of Wellgistics Health and its subsidiaries to pay dividends. Payments to Wellgistics Health by its subsidiaries are also contingent upon the subsidiaries’ earnings, if any, and business considerations. Future dividends to Wellgistics Health will be determined based on earnings, if any, capital requirements, financial condition and other factors considered relevant by its board of directors.

Wellgistics Health’s quarterly results may fluctuate significantly based on seasonality and other factors.

Wellgistics Health’s operating results have historically varied on a quarterly basis, including increased variability during COVID-19, and may continue to fluctuate significantly in the future. For instance, Wellgistics Health’s pharmacy business and its PBM and payor contracts often experience significant changes twice per year as new formularies are introduced in January and July which often restrict certain products, allow new products to be covered, or products change covered insurance tiers thereby making them more difficult access for members. This same effect can be extrapolated to Wellgistics Health’s hub technology platform division and the corresponding network pharmacies that are part of Wellgistics Health’s network in the form of reduced transaction fees from transferred prescriptions. This in turn may impact Wellgistics Health’s wholesale division as for the exact same reason which may negatively impact Wellgistics Health’s ability to move certain products and increase Wellgistics Health’s liabilities in the form of inventory.

In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season, which can vary considerably from year to year. Other factors that may affect Wellgistics Health’s quarterly operating results, some of which are beyond the control of management, include, but are not limited to the timing of the introduction of new generic and brand name prescription drugs; inflation (i.e., generic drug procurement costs); changes in payer reimbursement rates and terms; the timing and amount of periodic contractual reconciliation payments, fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; asset impairment charges, including the performance of and impairment charges related to Wellgistics Health’s equity method investments; market conditions; and many of the other risk factors discussed herein. Accordingly, Wellgistics Health believes that quarter- to-quarter comparisons of Wellgistics Health’s operating results are not necessarily meaningful, and investors should not place undue reliance on the results of any particular quarter as an indication of Wellgistics Health’s future performance.

Wellgistics Health has a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to Wellgistics Health’s results of operations. Wellgistics Health may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations, and stock price.

There can be no assurances that all material issues that may be present in Wellgistics Health’s operations, including from the Wood Sage Acquisition and Wellgistics Acquisition, or that factors outside of its control will not later arise. As a result, Wellgistics Health may be forced to write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may not have an immediate impact on Wellgistics Health’s liquidity, the fact that Wellgistics Health will report charges of this nature could contribute to negative market perceptions about Wellgistics Health or its securities and may make its future financing difficult to obtain on favorable terms or at all.

From time to time, Wellgistics Health’s intangible assets are subject to impairment testing. Under current accounting standards, Wellgistics Health’s goodwill, including acquired goodwill, is tested for impairment on an annual basis and may be subject to impairment losses as circumstances change (e.g., after an acquisition). If Wellgistics Health records an impairment loss, it could have a material adverse effect on Wellgistics Health’s results of operations for the year in which the impairment is recorded.

Acquisitions Wellgistics Health pursues in its industry and related industries could result in operating difficulties, dilution to Wellgistics Health’s stockholders and other consequences harmful to Wellgistics Health’s business.

As part of Wellgistics Health’s growth strategy, it may selectively pursue strategic acquisitions in its industry and related industries. Wellgistics Health may not be able to consummate such acquisitions, which could adversely impact Wellgistics Health’s growth. If Wellgistics Health does consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

●	increased expenses due to transaction and integration costs;
●	potential liabilities of the acquired businesses;
●	potential adverse tax and accounting effects of the acquisitions;
●	diversion of capital and other resources from our existing businesses;
●	diversion of management’s attention during the acquisition process and any transition periods;
●	loss of key employees of the acquired businesses following the acquisition; and
●	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Wellgistics Health’s evaluations of potential acquisitions may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from its future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of Wellgistics Health’s equity securities, including Wellgistics Health’s common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm Wellgistics Health’s financial condition.

Wellgistics Health may incur non-cash impairment charges in the future associated with its portfolio of intangible assets, including goodwill.

As a result of the Wood Sage Acquisition and the Wellgistics Acquisition, Wellgistics Health has significant goodwill and other acquired intangible assets on its consolidated balance sheet. Goodwill and intangible assets, net, accounted for approximately 64% of the total assets on its consolidated balance sheet as of December 31, 2024. Wellgistics Health tests goodwill for impairment annually as of December 31 of each year and Wellgistics Health tests goodwill and intangible assets, net, for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of such assets may no longer be recoverable. It is possible Wellgistics Health may incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on Wellgistics Health’s results of operations.

Wellgistics Health’s level of debt may negatively impact its liquidity, restrict its operations and ability to respond to business opportunities, and increase its vulnerability to adverse economic and industry conditions, especially given that Wellgistics Health’s bank debt contains a variable interest rate component based on its corporate credit ratings.

Wellgistics Health utilizes debt financing in its capital structure and may incur additional debt, including under its revolving credit facility subject to customary conditions in its loan agreements. Wellgistics Health’s level of debt could have significant consequences, which include, but are not limited to, the following:

●	limiting Wellgistics Health’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

●	requiring a substantial portion of Wellgistics Health’s cash flows to be dedicated to debt service payments instead of other purposes;
●	imposing financial and other restrictive covenants on Wellgistics Health’s operations, including minimum liquidity and free cash flow requirements and limitations on Wellgistics Health’s ability to (i) declare or pay dividends or repurchase shares of Wellgistics Health’s common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell all or substantially all of Wellgistics Health’s assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness and (v) incur liens; and
●	making Wellgistics Health more vulnerable to economic downturns and limiting Wellgistics Health’s ability to withstand competitive pressures or take advantage of new opportunities to grow Wellgistics Health’s business.

Wellgistics Health’s ability to meet its debt service obligations, comply with Wellgistics Health’s debt covenants and deleverage depends on its cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which Wellgistics Health will be able to or choose to deleverage is uncertain. Failure to meet Wellgistics Health’s debt service obligations or comply with Wellgistics Health’s debt covenants could result in an event of default under the applicable indebtedness. Wellgistics Health may be unable to cure, or obtain a waiver of, an event of default or otherwise amend Wellgistics Health’s debt agreements to prevent an event of default thereunder on terms acceptable to Wellgistics Health or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. If Wellgistics Health does not have sufficient funds available to repay indebtedness when due, whether at maturity or by acceleration, Wellgistics Health may be required to sell important strategic assets; refinance Wellgistics Health’s existing debt; incur additional debt or issue common stock or other equity securities, which Wellgistics Health may not be able to do on terms acceptable to it, in amounts sufficient to meet Wellgistics Health’s needs or at all. Wellgistics Health’s inability to service Wellgistics Health’s debt obligations or refinance Wellgistics Health’s debt could harm Wellgistics Health’s business. Further, if Wellgistics Health is unable to repay, refinance or restructure its secured indebtedness, the holder of such debt could proceed against the collateral securing the Indebtedness. Refinancing Wellgistics Health’s indebtedness may also require Wellgistics Health to expense previous debt issuance costs or to incur new debt issuance cost.

Wellgistics Health’s financial performance is exposed to interest rate risks as the Company funds its working capital with bank asset-based lending (“ABL”) debt that carries a variable interest rate linked to the Company’s corporate credit ratings. Consequent to higher interest rates in the economy, the Company has had to pay higher interest rates on its own ABL debt. Given the competitive nature of the drug wholesale business, the company has not been able to, and may not be able in the future, pass on the higher borrowing costs to its customers. The company continues to be exposed to interest rate movements in the market. Also, any adverse changes in its own credit ratings can lead to higher risk spread on its debt, and directly increase the borrowing costs of the Company. As Wellgistics Health expands its business in the future, its investment in working capital is expected to increase, and consequently the ABL debt drawdown will also be higher, which further increases the exposure to interest rate risks. All these factors could materially and adversely impact Wellgistics Health’s business operations, financial condition and results of operations. In addition, its ratings impact the cost and availability of future borrowings and, accordingly, its cost of capital. Wellgistics Health’s ratings reflect the opinions of the ratings agencies as to our financial strength, operating performance and ability to meet Wellgistics Health’s debt obligations. There can be no assurance that Wellgistics Health will achieve a particular rating or maintain a particular rating in the future.

Wellgistics Health’s existing credit agreement and any other credit or similar agreements into which Wellgistics Health may enter in the future may restrict its operations, particularly Wellgistics Health’s ability to respond to changes or to take certain actions regarding its business.

Wellgistics Health’s existing credit agreement contains a number of restrictive covenants that may impose operating and financial restrictions on Wellgistics Health and limit its ability to engage in acts that may be in Wellgistics Health’s long-term best interests, including restrictions on Wellgistics Health’s ability to incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make certain investments, enter into certain transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions set forth in the existing credit agreement.

The existing credit agreement also contains customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, operations, and financial results. Furthermore, if Wellgistics Health is unable to repay the amounts due and payable under the existing credit agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force Wellgistics Health into bankruptcy or liquidation. In the event that Wellgistics Health’s lenders accelerated the repayment of the borrowings, Wellgistics Health may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the existing credit agreement would likely have a material adverse effect on Wellgistics Health. As a result of these restrictions, Wellgistics Health may be limited in how Wellgistics Health conducts business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.

In addition, Wellgistics Health may enter into other credit agreements or other debt arrangements from time to time which contain similar or more extensive restrictive covenants and events of default, in which case Wellgistics Health may face similar or additional limitations as a result of the terms of those credit agreements or other debt arrangements.

Risks Related to Regulatory and Legal Considerations

Wellgistics Health’s business is subject to substantial government regulation.

The health care industry is heavily regulated, and Wellgistics Health must comply with extensive and complex laws and regulations at the federal, state and local government levels. A number of these laws specifically relate to the provision of Medicare and Medicaid billing.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration to induce the referral of a patient or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of health care items or services paid for by federal health care programs, including Medicare or Medicaid. A violation does not require proof that a person had actual knowledge of the statute or specific intent to violate the statute, and court decisions under the Anti-Kickback Statute have consistently held that the law is violated where one purpose of a payment is to induce or reward referrals. Violation of the federal anti-kickback statute could result in felony conviction, administrative penalties, civil liability (including penalties) under the False Claims Act and/or exclusion from federal health care programs.

A number of states have enacted anti-kickback laws (including so-called “fee splitting” laws) that sometimes apply not only to state-sponsored health care programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. Enforcement of state anti-kickback laws varies widely and is often inconsistent and erratic.

Our management carefully considers the importance of such anti-kickback laws when structuring company operations. That said, we cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with hospitals, surgical facilities, physicians, or other referral sources violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Physician Self- Referral (“Stark”) Laws

The federal Stark Law, 42 U.S.C. § 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician has a “financial relationship” with the entity, unless an exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain diagnostic imaging services, and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship, unless an exception applies. The exceptions to the federal Stark Law are numerous and often complex. The penalties for violating the Stark Law include civil penalties of up to $15,000 for each violation and potential civil liability (including penalties) under the False Claims Act.

Some states have enacted statutes and regulations concerning physician self-referrals (i.e., referrals by a physician to a health care entity in which the physician has an ownership interest). Such physician self- referrals laws may apply to the referral of patients regardless of payor source and/or type of health care service. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. Enforcement of state physician self-referral laws varies widely and is often inconsistent and erratic.

Our management carefully considers the importance of physician self-referral laws when structuring company operations. That said, we cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Federal Stark Law or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

False Claims Act

The federal False Claims Act, 31 U.S.C. § 3729, imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment to a government-sponsored program, such as Medicare and Medicaid. Violations of the False Claims Act present civil liability of treble damages plus a penalty of at least $11,803 per false claim. The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act, but allow states to impose penalties in a state court.

The False Claims Act has been used by the federal government and qui tam plaintiffs to bring enforcement actions under so-called “fraud and abuse” laws like the federal Anti-Kickback Statute and the Stark Law. Such actions are not based on a contention that claims for payment were factually false or inaccurate. Instead, such actions are based on the theory that accurate claims are deemed to be false/ fraudulent if there has been noncompliance with some other material law or regulation. The existence of the False Claims Act, under which so-called qui tam plaintiffs can allege liability for a wide range of regulatory noncompliance, increases the potential for such actions to be brought and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

Our management carefully considers the importance of compliance with all applicable laws and when structuring company operations. Our management is aware of and actively works to minimize risk related to potential qui tam plaintiffs. That said, we cannot assure that the applicable enforcement authorities or qui tam plaintiffs will not allege violations of the False Claims Act or analogous state false claims laws. A finding of liability under the False Claims Act could have a material adverse effect on our business, financial condition or results of operations.

State Licensure and Accreditation

States have a wide variety of health care laws and regulations that potentially affect our operations and the operations of our partners. For example: (1) many states have implemented laws and regulations related to so-called “tele-health,” but whether those laws apply to our operations, and the obligations they impose, vary significantly; (2) some states have so-called corporate practice of medicine prohibitions, and such prohibitions are used to indirectly regulate ownership of heath care companies and/or management companies; and (3) some states have “surprise billing” or out-of-network billing laws that impose a variety of obligations on health care providers and health plans. The failure to comply with all state regulatory obligations could be used by health plans to deny payment or to recoup funds, and any noncompliance could subject us to penalties or limitations that could have a material adverse effect on our business, financial condition or results of operations.

In addition, our partners’ health care facilities and professionals are subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare, Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations or other reviews, some of which may require affirmative compliance actions by us that could be burdensome and expensive. The applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

Health Information Privacy and Security Standards

The privacy and data security regulations under HIPAA, as amended, contain detailed requirements concerning (1) the use and disclosure of individually identifiable patient health information (“PHI”); (2) computer and data security standards regarding the protection of electronic PHI including storage, utilization, access to and transmission; and (3) notification to individuals and the federal government in the event of a breach of unsecured PHI. HIPAA covered entities and business associates must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. Violations of the HIPAA privacy and Security Rules may result in civil and criminal penalties. In the event of a breach, a HIPAA covered entity must promptly notify affected individuals of a breach. All breaches must also be reported to the federal government. Where a breach affects more than 500 individuals, additional reporting obligations apply. In addition to federal enforcement, State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and Security Rules, obtain damages on behalf of state residents, and enjoin further violations. Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. We expect increased federal and state privacy and security enforcement efforts.

Our management carefully considers the importance of compliance with patient privacy and data security regulations when structuring company operations. Our management is aware of and actively works to minimize risk related to patient privacy and data security. That said, we cannot assure that a breach will not occur or that the applicable enforcement authorities will not allege violations of HIPAA’s patient privacy and data security regulations. A breach or an allegation of noncompliance with HIPAA’s patient privacy and data security regulations could have a material adverse effect on our business, financial condition or results of operations.

Changes in the healthcare industry and regulatory environments may adversely affect Wellgistics Health’s businesses.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect Wellgistics Health’s results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the U.S. and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. In addition, the Inflation Reduction Act of 2022 (the “IRA”) took effect in 2023. The IRA includes, among other things, policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. For example, the IRA requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly as to the launch of Wellgistics Health’s new products. The IRA could have the effect of reducing the prices Wellgistics Health can charge and reimbursement Wellgistics Health receives for Wellgistics Health’s products, thereby reducing Wellgistics Health’s profitability.

Wellgistics Health expects the healthcare industry continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of Wellgistics Health’s products and services they purchase or the price they are willing to pay for Wellgistics Health’s products and services. Wellgistics Health expects continued governmental and private payer pressure to reduce pharmaceutical pricing, and these pressures could be further exacerbated if payer deficits or shortfalls increase due to COVID-19 or otherwise. Changes in pharmaceutical manufacturers’ pricing or distribution policies and practices as well as applicable government regulations, including, for example, in connection with the federal 340B drug pricing program, could also significantly reduce Wellgistics Health’s profitability.

Wellgistics Health will be exposed to risks related to litigation and other legal proceedings.

Wellgistics Health operates in a highly regulated and litigious environment. Wellgistics Health may become involved in the following types of legal proceedings but not limited to litigation, investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax, and other governmental authorities. Like other companies in the retail pharmacy, healthcare services and pharmaceutical wholesale industries, Wellgistics Health is subject to extensive regulation by federal, state and local government agencies in the U.S. and other countries in which it operates. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding business, compliance and reporting practices of Wellgistics Health and other industry participants. If Wellgistics Health were to be exposed to litigation or other legal proceedings, it could have a material adverse effect on Wellgistics Health’s business, financial condition, cash flows, or results of operations.

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on Wellgistics Health’s reputation and profitability.

Wellgistics Health operates in complex, highly regulated environments around the world and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Wellgistics Health’s businesses is subject to numerous country, state and local regulations including licensing, billing practices, utilization and other requirements for pharmacies and reimbursement arrangements. The regulations to which Wellgistics Health is subject include, but are not limited to: country and state registration and regulation of pharmacies and drug discount card programs; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable governmental payer regulations including Medicare and Medicaid; data privacy and security laws and regulations including HIPAA; the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or any successor thereto; laws and regulations relating to the protection of the environment and health and safety matters, each of which continues to evolve, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding food and drug safety including those of the FDA and the DEA, trade regulations including those of the U.S. Federal Trade Commission, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products Wellgistics Health will sell as well as Wellgistics Health’s loyalty and drug discount card programs; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and national and state laws governing healthcare fraud and abuse and the practice of the profession of pharmacy. For example, in the U.S., the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals and controlled substances. Wellgistics Health is required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state-controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As noted above, the IRA includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. Wellgistics Health is also governed by national and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters. In addition, Wellgistics Health could have significant exposure if Wellgistics Health is found to have infringed another party’s intellectual property rights.

Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which Wellgistics Health will do business and may significantly affect Wellgistics Health’s cost of doing business. The impact of new laws, regulations and policies and the related interpretations and enforcement practices generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase Wellgistics Health’s operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of Wellgistics Health’s businesses, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements in which Wellgistics Health will operate could result in significant legal and financial exposure, damage to Wellgistics Health’s reputation and brand, and have a material adverse effect on Wellgistics Health’s business operations, financial condition and results of operations.

Wellgistics Health could be adversely affected by product liability, product recall, personal injury or other health and safety issues.

Wellgistics Health could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Through Wellgistics Health’s pharmacy, wholesale distribution centers, and Wellgistics Health’s wholesale and manufacturer relationships acquired by Wellgistics Health as a result of the Wellgistics Acquisition, Wellgistics Health will also be exposed to risks relating to the products and services Wellgistics Health will offer. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted against Wellgistics Health and mandatory or voluntary product recalls may apply to Wellgistics Health with respect to any of the retail products or pharmaceuticals Wellgistics Health will sell or services Wellgistics Health will provide. For example, from time to time, the FDA issues statements alerting patients that products in Wellgistics Health’s supply chain may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against Wellgistics Health or arise from these statements. Wellgistics Health could suffer significant reputational damage and financial liability if Wellgistics Health, or any affiliated entities or third-party healthcare providers that Wellgistics Health will do business with, experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on Wellgistics Health’s business operations, financial condition and results of operations.

Wellgistics Health could be subject to adverse changes in tax laws, regulations and interpretations or challenges to Wellgistics Health’s tax positions.

As a corporation operating within the U.S., from time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect Wellgistics Health’s overall tax liability. There can be no assurance that changes in tax laws or regulations will not materially and adversely affect Wellgistics Health’s effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact Wellgistics Health’s customers and counterparties, or the economy generally may also impact Wellgistics Health’s financial condition and results of operations.

Tax laws and regulations are complex and subject to varying interpretations, and Wellgistics Health is subject to regular review and audit by tax authorities. Any adverse outcome of such a review or audit could have a negative impact on Wellgistics Health’s effective tax rate, tax payments, financial condition and results of operations. In addition, the determination of Wellgistics Health’s income tax provision and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. The ultimate tax determination may differ from the amounts recorded in Wellgistics Health’s financial statements and may materially affect Wellgistics Health’s results of operations in the period or periods for which such determination is made. Any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact Wellgistics Health’s effective tax rate, tax payments, financial condition and results of operations.

Risks Related to Wellgistics Health’s Intellectual Property

Despite the actions Wellgistics Health will take to defend and protect its intellectual property, Wellgistics Health may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its solutions. Wellgistics Health’s efforts to protect and enforce its intellectual property rights and prevent third parties from violating its rights may be costly.

The success of Wellgistics Health’s products and its business depend in part on Wellgistics Health’s ability to obtain patents and other intellectual property rights and maintain adequate legal protection for its products in the United States and other international jurisdictions. Wellgistics Health will rely on a combination of patent, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect its proprietary rights, all of which provide only limited protection.

Wellgistics Health cannot assure that any patents will be issued with respect to its currently pending patent applications or that any trademarks will be registered with respect to its currently pending applications in a manner that gives Wellgistics Health adequate defensive protection or competitive advantages, if at all, or that any patents issued to Wellgistics Health or any trademarks registered by it will not be challenged, invalidated or circumvented. Wellgistics Health has filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which it operates or in which Wellgistics Health seeks to enforce its intellectual property rights, or may be difficult to enforce in practice. Wellgistics Health’s currently-issued patents and trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Wellgistics Health’s foreign intellectual property portfolio will not as comprehensive as its U.S. intellectual property portfolio and may not protect its intellectual property in some countries where its products are sold or may be sold in the future. Wellgistics Health cannot be certain that the steps it has taken will prevent unauthorized use of its technology or the reverse engineering of its technology. Moreover, others may independently develop technologies that are competitive to Wellgistics Health or infringe Wellgistics Health’s intellectual property.

Protecting against the unauthorized use of Wellgistics Health’s intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. Wellgistics Health believes that its patents are foundational in the area of healthcare products and intends to enforce Wellgistics Health’s intellectual property portfolio. Unauthorized parties may attempt to copy or reverse engineer Wellgistics Health’s healthcare technology or certain aspects of Wellgistics Health’s solutions that it considers proprietary. Litigation may be necessary in the future to enforce or defend Wellgistics Health’s intellectual property rights, to prevent unauthorized parties from copying or reverse engineering its solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.

Any such litigation, whether initiated by Wellgistics Health or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect Wellgistics Health’s business, operating results and financial condition. Even if it obtains favorable outcomes in litigation, Wellgistics Health may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering its solutions.

Further, many of Wellgistics Health’s competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than Wellgistics Health has. Attempts to enforce its rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against Wellgistics Health or result in a holding that invalidates or narrows the scope of Wellgistics Health’s rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which Wellgistics Health’s products will be available and competitors based in other countries may sell infringing products in one or more markets. Failure to adequately protect Wellgistics Health’s intellectual property rights could result in Wellgistics Health’s competitors offering similar products, potentially resulting in the loss of some of Wellgistics Health’s competitive advantage and a decrease in its revenue, which would adversely affect Wellgistics Health’s business, operating results, financial condition and prospects.

Third-party claims that Wellgistics Health is infringing intellectual property, whether successful or not, could subject it to costly and time-consuming litigation or expensive licenses, and its business could be adversely affected.

Although Wellgistics Health may hold key patents related to its products, a number of companies, both within and outside of the healthcare industry, hold other patents covering aspects of healthcare products. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets.

As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Wellgistics Health in the future may receive inquiries from other intellectual property holders and may become subject to claims that it infringes their intellectual property rights, particularly as Wellgistics Health expands its presence in the market, expands to new use cases and faces increasing competition. In addition, parties may claim that the names and branding of Wellgistics Health’s products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, Wellgistics Health may have to change the names and branding of its products in the affected territories and it could incur other costs.

Wellgistics Health will have a number of agreements in effect, pursuant to which it has agreed to defend, indemnify and hold harmless its customers, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement by Wellgistics Health’s products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Wellgistics Health’s insurance may not cover all intellectual property infringement claims. A claim that its products infringe a third party’s intellectual property rights, even if untrue, could adversely affect Wellgistics Health’s relationships with its customers, may deter future customers from purchasing its products and could expose Wellgistics Health to costly litigation and settlement expenses. Even if Wellgistics Health is not a party to any litigation between a customer and a third party relating to infringement by its products, an adverse outcome in any such litigation could make it more difficult for Wellgistics Health to defend its products against intellectual property infringement claims in any subsequent litigation in which it is a named party. Any of these results could adversely affect Wellgistics Health’s brand and operating results.

Wellgistics Health may in the future need to initiate infringement claims or litigation in order to try to protect its intellectual property rights. In addition to litigation where Wellgistics Health is a plaintiff, Wellgistics Health’s defense of intellectual property rights claims brought against it or its customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force Wellgistics Health to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires Wellgistics Health to pay substantial damages or obtain an injunction, and Wellgistics Health may also lose the opportunity to license its technology to others or to collect royalty payments. An adverse determination also could invalidate or narrow Wellgistics Health’s intellectual property rights and adversely affect its ability to offer its products to its customers and may require that Wellgistics Health procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect Wellgistics Health’s business, reputation, operating results, financial condition and prospects.

Wellgistics Health’s intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on Wellgistics Health’s ability to prevent others from commercially exploiting products similar to Wellgistics Health’s.

Wellgistics Health cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Wellgistics Health has, Wellgistics Health may not be entitled to the protection sought by the patent application. Wellgistics Health also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent or the timing of any approval or grant of a patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, Wellgistics Health cannot be certain that the patent applications that it intends to file will issue, or that its issued patents will afford, protection against competitors with similar technology. In addition, Wellgistics Health’s competitors may design around Wellgistics Health’s issued patents, which may adversely affect Wellgistics Health’s business, prospects, financial condition and operating results.

In addition to patented technology, Wellgistics Health will rely on its unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.

Wellgistics Health will rely on proprietary information (such as trade secrets, designs, experiences, work flows, data, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that Wellgistics Health believes is best protected by means that do not require public disclosure. Wellgistics Health generally will seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with its employees, consultants, contractors and third parties. However, Wellgistics Health may fail to enter into the necessary agreements, and even once entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of its proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Wellgistics Health will have limited control over the protection of trade secrets used by its current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, Wellgistics Health’s proprietary information may otherwise become known or be independently developed by its competitors or other third parties. To the extent that its employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for Wellgistics Health, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time- consuming litigation could be necessary to enforce and determine the scope of Wellgistics Health’s proprietary rights, and failure to obtain or maintain protection for its proprietary information could adversely affect its competitive business position. Furthermore, laws regarding trade secret rights in certain markets where Wellgistics Health operates may afford little or no protection to its trade secrets.

Wellgistics Health also will rely on physical and electronic security measures to protect its proprietary information, but it cannot provide assurance that these security measures will not be breached or provide adequate protection for its property. There is a risk that third parties may obtain and improperly utilize Wellgistics Health’s proprietary information to its competitive disadvantage. Wellgistics Health may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce its intellectual property rights.

Wellgistics Health may be subject to damages resulting from claims that it or its current or former employees have wrongfully used or disclosed alleged trade secrets of its employees’ former employers. Wellgistics Health may be subject to damages if its current or former employees wrongfully use or disclose Wellgistics Health’s trade secrets.

Wellgistics Health may be subject to claims that it or its current or former employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of a current or former employee’s former employer. Litigation may be necessary to defend against these claims. If Wellgistics Health fails in defending such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent Wellgistics Health’s ability to commercialize its products, which could severely harm its business. Even if Wellgistics Health is successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Being a Public Company

Wellgistics Health incurs increased costs as a result of operating as a public company, and its management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.

Wellgistics Health incurs significant legal, accounting and other expenses that it did not incur as a private company. As a public company, Wellgistics Health is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Wellgistics Health’s management and other personnel currently and will continue to need to devote a substantial amount of time to these public company requirements. Moreover, Wellgistics Health expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly as compared to when Wellgistics Health was a private company. Wellgistics Health may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Wellgistics Health intends to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If Wellgistics Health’s efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against Wellgistics Health and its business may be adversely affected.

The rules and regulations applicable to public companies make it more expensive for Wellgistics Health to obtain and maintain director and officer liability insurance. These factors could also make it more difficult for Wellgistics Health to attract and retain qualified members of its board of directors, particularly to serve on Wellgistics Health’s audit committee and compensation committee, and qualified executive officers.

Wellgistics Health’s management team has limited experience managing a public company.

Most of the members of Wellgistics Health’s management team have limited to no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Wellgistics Health’s management team has not worked together at prior companies that were publicly traded and the team may not successfully or efficiently manage their new roles and responsibilities.

Wellgistics Health’s ability to be successful will depend upon the efforts of Wellgistics Health’s board of directors and key personnel and the loss of such persons could negatively impact the operations and profitability of Wellgistics Health’s business.

Wellgistics Health’s ability to be successful will be dependent upon the efforts of Wellgistics Health’s board of directors and key personnel. Wellgistics Health’s cannot guarantee that its board of directors and key personnel will be effective or successful or remain with Wellgistics Health. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause Wellgistics Health’s management to have to expend time and resources helping them become familiar with such requirements.

Risks Related to Ownership of Wellgistics Health’s Common Stock

Delaware State Law includes anti-takeover provisions.

Delaware law contains provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors, such as:

●	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

●	establishing a classified board of directors so that not all members of our board of directors are elected at one time;
●	requiring cause to remove directors;
●	prohibiting the use of cumulative voting for the election of directors;
●	limiting the ability of stockholders to call special meetings or amend our bylaws;
●	requiring all stockholder actions to be taken at a meeting of our stockholders; and
●	establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management to the extent permitted, whether by our certificate of incorporation, bylaws, or merely as a function of Delaware law. Any provision of our certificate of incorporation, bylaws, or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Claims for indemnification by Wellgistics Health’s directors and officers may reduce Wellgistics Health’s available funds to satisfy successful third-party claims against Wellgistics Health and may reduce the amount of money available to Wellgistics Health.

Delaware law empowers us to indemnify our directors and officers against expenses relating to certain actions, suits or proceedings as provided for therein. In order for such indemnification to be available, the applicable director or officer must not have acted in a manner that constituted a breach of his or her fiduciary duties and involved intentional misconduct, fraud or a knowing violation of law, or must have acted in good faith and reasonably believed that his or her conduct was in, or not opposed to, our best interests. In the event of a criminal action, the applicable director or officer must not have had reasonable cause to believe his or her conduct was unlawful.

We may indemnify each of our present and future directors, officers, employees or agents who becomes a party or is threatened to be made a party to any suit or proceeding, whether pending, completed or merely threatened, and whether said suit or proceeding is civil, criminal, administrative, investigative, or otherwise, except an action by or in the right of Wellgistics Health, by reason of the fact that he is or was a director, officer, employee, or agent of Wellgistics Health, or is or was serving at the request of Wellgistics Health as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses, including, but not limited to, attorneys’ fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit, proceeding or settlement, provided such person acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of Wellgistics Health, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The expenses of directors, officers, employees or agents of Wellgistics Health incurred in defending a civil or criminal action, suit, or proceeding may be paid by Wellgistics Health as they are incurred and in advance of the final disposition of the action, suit, or proceeding, if and only if the director, officer, employee or agent undertakes to repay said expenses to Wellgistics Health if it is ultimately determined by a court of competent jurisdiction, after exhaustion of all appeals therefrom, that he is not entitled to be indemnified by the corporation.

No indemnification shall be applied, and any advancement of expenses to or on behalf of any director, officer, employee or agent must be returned to Wellgistics Health, if a final adjudication establishes that the person’s acts or omissions involved a breach of any fiduciary duties, where applicable, intentional misconduct, fraud or a knowing violation of the law which was material to the cause of action.

Delaware law further provides that a corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses. We have secured a directors’ and officers’ liability insurance policy. We expect that we will continue to maintain such a policy.

If securities or industry analysts do not publish or cease publishing research or reports about Wellgistics Health, its business, or its market, or if they change their recommendations regarding Wellgistics Health’s securities adversely, the price and trading volume of Wellgistics Health’s securities could decline.

The trading market for Wellgistics Health’s securities is influenced by the research and reports that industry or securities analysts may publish about Wellgistics Health, its business, market or competitors. Securities and industry analysts may never publish research on Wellgistics Health. If no securities or industry analysts commence coverage of Wellgistics Health, Wellgistics Health’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover Wellgistics Health change their recommendation regarding Wellgistics Health common stock adversely, or provide more favorable relative recommendations about Wellgistics Health’s competitors, the price of shares of Wellgistics Health common stock would likely decline. If any analyst who may cover Wellgistics Health were to cease coverage of Wellgistics Health or fail to regularly publish reports on it, Wellgistics Health could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

There can be no assurance that Wellgistics Health will be able to comply with the continued listing standards of Nasdaq.

Wellgistics Health’s common stock is listed on Nasdaq under the symbol “WGRX.” If Nasdaq delists Wellgistics Health’s shares from trading on its exchange for failure to meet the listing standards, Wellgistics Health and its stockholders could face significant material adverse consequences including, but not limited to:

●	a limited availability of market quotations for Wellgistics Health’s securities;
●	reduced liquidity for Wellgistics Health’s securities;
●	a determination that Wellgistics Health common stock is a “penny stock” which will require brokers trading in Wellgistics Health common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Wellgistics Health common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Wellgistics Health common stock is listed on Nasdaq, it is a covered security. Although the states are preempted from regulating the sale of Wellgistics Health securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While Wellgistics Health is not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if Wellgistics Health was no longer listed on Nasdaq, Wellgistics Health’s securities would not be covered securities and Wellgistics Health would be subject to regulation in each state in which Wellgistics Health offers its securities.

Our common stock is publicly traded and may be subject to the penny stock rules which may make it more difficult to sell our common stock.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is publicly traded and may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors, such as institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker/dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

An active market for Wellgistics Health’s securities may not develop, which would adversely affect the liquidity and price of Wellgistics Health’s securities.

The price of Wellgistics Health’s securities may vary significantly due to factors specific to Wellgistics Health as well as to general market or economic conditions. Furthermore, an active trading market for Wellgistics Health’s securities may never develop or, if developed, it may not be sustained. Holders of Wellgistics Health’s securities may be unable to sell their securities unless a market can be established and sustained.

The market price of Wellgistics Health common stock may decline as a result of various market factors.

Fluctuations in the price of Wellgistics Health’s securities could contribute to the loss of all or part of your investment. Prior to the effectiveness of the registration statement of which this prospectus forms a part, there has not been a public market for Wellgistics Health common stock. Accordingly, the valuation ascribed to Wellgistics Health may not be indicative of the price that will prevail in the trading market. If an active market for Wellgistics Health’s securities develops and continues, the trading price of Wellgistics Health’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which will be beyond Wellgistics Health’s control. Any of the factors listed below could have a material adverse effect on your investment in Wellgistics Health’s securities and Wellgistics Health’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Wellgistics Health’s securities may not recover and may experience a further decline.

The market price of Wellgistics Health common stock may decline for a number of reasons including if:

●	investors react negatively to the prospects of Wellgistics Health’s business;
●	Wellgistics Health’s business and prospects is not consistent with the expectations of financial or industry analysts;
●	Wellgistics Health does not achieve the perceived benefits of the initial public offering as rapidly or to the extent anticipated by financial or industry analysts;
●	actual or anticipated fluctuations in Wellgistics Health’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
●	changes in the market’s expectations about Wellgistics Health’s operating results;
●	success of competitors;
●	changes in financial estimates and recommendations by securities analysts concerning Wellgistics Health or the health care industry in general;
●	operating and share price performance of other companies that investors deem comparable to Wellgistics Health;
●	Wellgistics Health’s ability to market new and enhanced products and technologies on a timely basis;
●	changes in laws and regulations affecting Wellgistics Health’s business;
●	Wellgistics Health’s ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving Wellgistics Health;
●	changes in Wellgistics Health’s capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of Wellgistics Health’s shares of common stock available for public sale; or
●	any major change in Wellgistics Health’s board of directors or management.

Furthermore, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. Certain companies have at times experienced extreme price run-ups followed by rapid price declines and high volatility unrelated or disproportionate to the operating performance of the particular companies affected. Recently, this has especially been seen with companies conducting an initial public offering, particularly among companies with smaller public floats. The trading prices and valuations of these stocks, and of our securities, may not be predictable and may make it difficult for prospective investors to assess the rapidly changing value of our securities. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Wellgistics Health could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Future sales, or the perception of future sales, by Wellgistics Health or its stockholders in the public market could cause the market price for Wellgistics Health common stock to decline.

The sale of shares of Wellgistics Health common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Wellgistics Health common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for Wellgistics Health to sell equity securities in the future at a time and at a price that it deems appropriate.

In the future, Wellgistics Health may also issue its securities in connection with investments or acquisitions. The amount of shares of Wellgistics Health common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of Wellgistics Health common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to Wellgistics Health stockholders.

Wellgistics Health qualifies as an “emerging growth company” as well as a smaller reporting company within the meaning of the Securities Act, and if Wellgistics Health takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make Wellgistics Health’s securities less attractive to investors and may make it more difficult to compare Wellgistics Health’s performance with other public companies.

Wellgistics Health qualifies as an “emerging growth company” within the meaning of the Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, Wellgistics Health may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as Wellgistics Health continues to be an emerging growth company, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in Wellgistics Health’s periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, Wellgistics Health’s stockholders may not have access to certain information they may deem important. Wellgistics Health will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Wellgistics Health common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which Wellgistics Health has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (ii) the date on which Wellgistics Health has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in the initial public offering. Wellgistics Health cannot predict whether investors will find Wellgistics Health’s securities less attractive because it will rely on these exemptions. If some investors find Wellgistics Health’s securities less attractive as a result of its reliance on these exemptions, the trading prices of Wellgistics Health’s securities may be lower than they otherwise would be, there may be a less active trading market for its securities and the trading prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Wellgistics Health has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Wellgistics Health, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Wellgistics Health’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, Wellgistics Health qualifies as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Wellgistics Health will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of Wellgistics Health common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) its annual revenues exceeded $100 million during such completed fiscal year and the market value of Wellgistics Health common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent Wellgistics Health takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

Certain existing stockholders acquired our securities at a price below the current trading price of such securities and may experience a positive rate of return based on the current trading price.

Given the relatively lower purchase prices that some of our stockholders—including certain of our officers and directors—paid to acquire some of their securities compared to the current trading price of our shares of common stock, these stockholders in some instances may earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares of common stock at the time that such stockholders choose to sell their shares of common stock. Sales of significant amounts of shares held by our officers and directors, or the prospect of these sales, in the future, could adversely affect the market price of our common stock. Public stockholders may not be able to experience the same positive rates of return, especially in the case that our management’s stock ownership discourages a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We have not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors has oversight responsibility for our overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. We recently obtained SOC-II Type 1 compliance on March 18, 2025. During the year ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES

We do not own any real property. We entered into a lease for our current corporate office space at 3000 Bayport Drive, Suite 950, Tampa, Florida 33607 in May 2024. The lease included a 3-year term, beginning May 2024, and ending June 2027. The office space occupies approximately 6,200 square feet. The Company holds a 60% share in this lease, with Wellgistics, LLC holding the remaining 40%. The lease includes a monthly base rent of $18,792. The lease required a security deposit by the Company of $35,855 and Wellgistics, LLC of $31,871.

We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows, except as otherwise set forth below. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

As of the date of this Annual Report, we are not the subject of any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was approved for listing on Nasdaq under the symbol “WGRX”, on February 14, 2025. At present, there is a limited market for our common stock. We have one class of common stock. The transfer agent and registrar for our common stock is Colonial Stock Transfer Co, Inc.

Common Stock and Preferred Stock Outstanding and Holders of Record

As of March 20, 2025, we had 51,944,397 shares of common stock outstanding, held by 29 stockholders of record, not including holders who hold their shares in street name.

Dividend Policy

We have never paid cash dividends on our capital stock and we currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the our board of directions may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this Annual Report.

Initial Public Offering Use of Proceeds

On February 24, 2025, we closed our initial public offering, pursuant to which we issued and sold 888,889 shares of common stock at an initial public offering price of $4.50 per share. The offer and sale of all of the shares of our common stock in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333- 280945), which was declared effective by the SEC on February 14, 2025. Craft Capital Management LLC and D. Boral Capital LLC acted as joint book-runners for the Company’s initial public offering.

We received aggregate gross proceeds from the initial public offering of $4 million, or aggregate net proceeds of approximately $3.12 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) any of our affiliates. There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on February 21, 2025.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities that we issued since January 1, 2022 that were not registered under the Securities Act. Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On June 16, 2024, we issued 652,353 shares of our Common Stock (after giving effect to the stock splits effected by the Company on October 30, 2024, and December 5, 2024) to Nikul Panchal in connection with our acquisition of Wood Sage.

On November 4, 2024, we issued 3,999,335 shares of our Common Stock to Strategix Global LLC, Nomad Capital, LLC, Jouska Holdings LLC, and Brian Norton in connection with the Wellgistics Acquisition.

In each transaction in which we relied on Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder, we did not engage in any general solicitation or advertising, and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to accepting any subscription, making written disclosure regarding the restricted nature of the securities, and placing a legend on the certificates representing the shares. In each case, the offerees were provided with a subscription agreement detailing the restrictions on transfer of the shares and eliciting their investment intent. In addition, sales in the transactions exempt under Rule 506(b) were made exclusively to what the Company reasonably believed were accredited investors as defined in Rule 501 of the Securities Act. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in the above transactions.

Company Purchases of Equity Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” We have no obligation to update any of these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report. Unless the context otherwise requires, references in this section to “the Company”, “we,” “us,” “our,” “Wellgistics Health” refer to Wellgistics Health, Inc. after giving effect to the Wood Sage Acquisition and the Wellgistics, LLC Acquisition.

Overview

Incorporated in 2022, Wellgistics Health is a holding company for operating companies centered around pharmaceuticals and healthcare services. Currently, we own two indirect operating companies, DelivMeds and Wellgistics Pharmacy, through an intermediary—Wood Sage—and one direct operating company, Wellgistics LLC.

Wellgistics LLC

Wellgistics LLC was founded in 2013. In 2017, Strategix Global, LLC acquired a majority interest in Wellgistics LLC. Wellgistics LLC is a 50-state FDA licensed and NABP-accredited pharmaceutical wholesaler distributor, bridging the gap between small- to mid-size pharmaceutical manufacturers and independent retail pharmacies. Serving over 5,000 registered pharmacies nationwide, we provide significant value by offering competitive pricing, unique products, and exceptional service, while also promoting manufacturers’ products to a diverse range of pharmacies. Our primary focus is on supporting independent retail pharmacies in search of better products, prices, and services, thereby ensuring their growth and sustainability in the competitive pharmaceutical sector. As Wellgistics Health acquired Wellgistics LLC upon the closing of the Wellgistics Acquisition, Wellgistics LLC now serves as the wholesale arm of Wellgistics Health’s healthcare ecosystem.

Wellgistics LLC provides distribution and 3PL services to both pharmaceutical manufacturers and independent retail pharmacies. With over 60 manufacturing relationships, we identify niche therapeutic products and work with our manufacturing clients to increase market access and visibility of our client relationships with product awareness and support campaigns. Specifically, we help promote product distribution through our network of pharmacy buyers by providing sales and marketing support. These services include providing product education, identifying opportunities for therapeutic substitution when clinically relevant, and cost savings opportunities for pharmacies and their patients. Wellgistics LLC’s portfolio of products is comprised of 65% topical generics with a primary focus on the dermatology market, 20% oral generic formulations primarily in the non-narcotic pain category, 10% oral and topical brand formulations, and 5% in the over-the-counter market space. Our investments in cold chain infrastructure will position this division to compete in the specialty-lite therapy category while also expanding our ability to house additional branded products. The services provided to our manufacturing clients, pharmacy buyers, and other constituents described below are paramount to the revenue generated from this division.

Wellgistics Tech & Hub, LLC dba DelivMeds (f/k/a Alliance Pharma Solutions, LLC)

DelivMeds was founded in 2017 as a holding company for technology solutions wholly owned by Integral. In 2020, DelivMeds recommissioned its technology project so that it would serve as a pharmaceutical hub, facilitating prescription transfer and clinical concierge services to a network of independent pharmacies. After conducting an extensive market research survey focusing on competition, DelivMeds established several key differentiators for the its hub. These differentiators included various integrations of the hub with pharmacy management software systems and pharmacy point of sale systems, among others such that DelivMeds would serve as an end-to-end patient-centric solution automating the prescription journey. Powered by Wellgistics Pharmacy as the backend pharmacy, DelivMeds is the frontend technology serving as the middleware between all key stakeholders referenced in what we refer to as the 5P-Model: Patients, Providers, Pharmacies, Payors or PBMs, and Pharmaceutical Manufacturing Companies.

DelivMeds aims to preserve patient autonomy, improve price transparency, and aide in making a meaningful impact on patient outcomes by eliminating barriers to therapy while simultaneously boosting adherence. We work with channel partners such as pharmaceutical manufacturers, provider groups and accountable care organizations, telehealth companies, and employer groups to offer full suite of patient-centered pharmacy services. DelivMeds’ business-to-business strategy approach enables prescriptions to be sent directly to Wellgistics Pharmacy and subsequently transferred to an eligible in-network independent pharmacy. Each channel partner is equipped with de-identified data to improve its respective business operation and or improve its renumeration from the value-based services the clinical concierge arm provides. As previously mentioned, Wood Sage acquired DelivMeds in August 2023. As discussed below and elsewhere in this Annual Report, Wellgistics Health acquired Wood Sage in June 2024. DelivMeds now serves as the middleware technology arm to Wellgistics Health’s integrated healthcare ecosystem.

Wellgistics Pharmacy, LLC (f/k/a Community Specialty Pharmacy, LLC)

Wellgistics Pharmacy was founded in 2011 as a retail community specialty pharmacy. Specializing in HIV/AIDS, the pharmacy obtained URAC and ACHC accreditations for Specialty Pharmacy and also performed general pharmacy services in its community. In 2018, Integral acquired Wellgistics Pharmacy and relocated Wellgistics Pharmacy to Tampa, Florida. Subsequently, Wellgistics Pharmacy expanded its business operations to perform 340B services by partnering with local clinics and provider groups. During this time period, the pharmacy initiated its pursuit of additional pharmacy state licenses to convert Wellgistics Pharmacy’s business to a mail order pharmacy. Currently, Wellgistics Pharmacy is licensed in 32 states and the District of Columbia, with superb license coverage along the east coast. As a result of this strategic business shift Wellgistics Pharmacy’s leadership team chose to voluntarily forfeit Wellgistics Pharmacy’s specialty accreditations. However, Wellgistics Pharmacy maintains specialty internal standard operating procedures and performs all of the functions of a specialty pharmacy.

Wellgistics Pharmacy provides general and specialty pharmacy services dedicated to servicing the needs of patients, as well as clinical expertise, technology-driven innovation tools, and administrative efficiencies that support physicians, payers, and pharmaceutical manufacturers. Wellgistics Pharmacy purchases pharmaceuticals including specialty medications from manufacturers and wholesale distributors, fills prescriptions, labels, packages and delivers these pharmaceuticals to patients’ homes or physicians’ offices through contract couriers or carriers. Wellgistics Pharmacy maintains a call center and customer support within its pharmacy located in Tampa, Florida. Wellgistics Pharmacy has several 340B relationships, acting as the dispensing pharmacy for these healthcare facilities. These relationships help drive revenue and prescription volume. Our relationship with Wellgistics LLC along with our deep-rooted ties to other wholesalers enables Wellgistics Pharmacy to offer a competitive cash-based formulary for the uninsured and underinsured patient populations. Wellgistics Pharmacy continues to see an uptick in utilization, as more patients elect to pay out of pocket due to our low-cost model, which Wellgistics Pharmacy believes is an opportunity to gain market share with small- to medium-size employer groups in a partnership model with other consumer driven healthcare companies. The services that Wellgistics Pharmacy provides to its patients and other constituents are vital to the revenue and prescription volume generated from this division. Wellgistics Pharmacy now serves as the backbone of Wellgistics Health’s healthcare ecosystem.

Wellgistics Health, Inc.

As a micro health ecosystem, our portfolio of companies consists of a pharmacy, wholesale operations, and a technology division with a novel platform for hub and clinical services. We are focused on improving the lives of patients while delivering unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors. Our patient-centric approach combined with innovative healthcare applications positions us to shift the dynamic of care to revolve around the patient for a wide range of therapeutic conditions. We offer a full spectrum of integrated solutions by leveraging the synergies of our business segments to address access, care coordination, dispensing, delivery, and clinical management of pharmaceutical products ranging from “specialty-lite” to general maintenance conditions.

Prior to closing the Wood Sage Acquisition, Wellgistics Health did not generate revenues. Upon closing of the Wood Sage Acquisition and the Wellgistics Acquisition, our revenues are derived from (i) pharmaceutical dispensing of products, (ii) care management services we deliver to patients and offer to pharmaceutical manufacturing clients, and (iii) SaaS fees for use of our platform technology services, and (iv) product procurement and distribution to independent pharmacies. We closed the Wood Sage Acquisition in June 2024 and closed the Wellgistics Acquisition in August 2024. However, while Wellgistics Health, Wood Sage, and Wellgistics LLC previously were separate entities, each of the three companies have shared common office space, comarketed solutions to the marketplace, and leveraged financial and back-office support prior to June 2024.

Our ability to source and distribute pharmaceutical products to our pharmacy and network of independent pharmacy partners throughout the U.S. will adequately position us to negotiate greater discounts based on market share. Our digital pharmacy, including its hub and clinical services technology platform, will be poised to add significant value in this key specialty-lite market by providing patients access and convenience, while providing partners with ready-to-go market solutions with big data.

Data released from the Centers for Medicare & Medicaid Services illustrates that the National Health Expenditure Data for 2022 grew to $4.5 trillion and accounted for 17.3% of gross domestic product (“GDP”), with an expected increase in the health spending share of GDP to 19.7% by 2032. A deeper dive of this report reveals that total retail prescription drug spending from 2021 to 2022 increased by 8.4% to $405.9 billion. IQVIA’S 2024 report on medicine spending trends found that overall spending in the U.S. market for medicines reached $435 billion in 2023. It is well documented in the literature that the specialty drug market accounts for less than 10% of total drugs in the market but is responsible for greater than 50% of the prescription drug spend per annum. After evaluating reasons for increased healthcare expenditure, poor medication adherence continues to be a challenge that causes unnecessary strain on the healthcare system, including, but not limited to, increased hospital admissions and readmissions rates from medication non-compliance and adverse events. Many of these factors are preventable by empowering patient autonomy in their healthcare journey, identifying cost savings opportunities, and providing access to clinical resources and support.

Our business model primely positions us to address the prescription spend in the “specialty lite” therapy area while improving patient health outcomes by equipping patients with our innovative digital health tools. Our pharmacy business will expand its service coverage area while strengthening its clinical expertise in several key therapeutic categories, including services such as care coordination and patient financial assistance. Furthermore, our partner relationships will enable us to offer a competitive cash formulary as an alternative option when high insurance deductibles make it economically feasible. Our wholesale operations will expand as we continue to partner and establish new manufacturer relationships. With many of these new relationships, we will provide sales and clinical education support to the pharmacies purchasing these products. We have also strategically identified opportunities to wholesale products that are normally not carried by the three largest wholesalers in the United States. We will carve out exclusivity or semi- exclusive relationships based on a time period to ensure we are maximizing our revenues. New partnerships with group purchasing organizations are expected to be effective, as we increase the business divisions’ visibility with all or many of the member pharmacies. Our technology division, which comprises a novel platform performing pharmacy hub and clinical services, will be connected to our pharmacy network enabling us to operate as a digital pharmacy and hub. Wellgistics Health’s pharmacy network leverages the bricks and mortar of independent, locally-owned pharmacies, that are rooted in their communities, to create a powerful network capable of delivering Rx’s in hours. This channel represents over 19,000 pharmacies across the United States, servicing 1.3 billion prescriptions annually representing a $47 billion market at wholesale cost.

Our mobile application for patients will provide an end-to-end solution for digitizing the prescription journey. The solution helps to preserve patient autonomy, improve prescription price transparency, and provide additional concierge services in an effort to boost medication adherence and improve patient outcomes. We will aggregate the data collected from our solution to provide comprehensive reports that are tied to medication adherence and outcomes to make a meaningful impact for all stakeholders involved. We will monetize this valuable data with manufacturers, payors and providers.

Key Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

Wellgistics Health is a holding company specifically formed to hold operating companies. We did not generate any revenue prior to the Wood Sage Acquisition, but now expect to generate all of our revenues through DelivMeds, Wellgistics Pharmacy, and Wellgistics LLC. Although Wellgistics Health may add other sources of revenue through the acquisition of other operating companies in the future, Wellgistics Health currently does not have any such plans.

Wellgistics Health will be subject to risk of specific inflationary pressures on product prices and its impact on consumer spending. For example, increases in prescription drug costs could impact consumers ability to afford initial or on-going therapy. Wellgistics Health’s focus on the relatively expensive specialty lite business segment (i.e., $500 - $3,000 therapies) could be particularly impacted by increasing costs. Additionally, consumer discretionary funds could be reduced, impacting the ability to pay for digital services and subscription models that Wellgistics Health offers. If inflation continues to increase, sourcing and procuring specialty lite products may prove to be capital intensive. Wellgistics Health may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or Wellgistics Health’s gross margin. All of these inflationary risk factors could materially and adversely impact Wellgistics Health’s business operations, financial condition and results of operations.

Wellgistics Pharmacy recognizes product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Wellgistics Pharmacy fills prescriptions for prescription and over-the-counter drugs written by a provider and recognizes revenue at the time the patient confirms the prescription order for payment of co-pays.

Expenses

Research and Development Expense

Our research and development expenses will consist primarily of internal and external expenses incurred in connection with our research activities and development programs. These expenses will include, but are not limited to, software development, integrations with pharmacy management systems, development supplies, testing materials, personnel costs (including salaries and benefits), depreciation expense, overhead allocation, (consisting of various support and facility costs), stock-based compensation and consulting fees. Research and development costs will be expensed as incurred.

Sales and Marketing Expense

Sales and marketing expenses will consist of personnel and personnel-related expenses, including stock-based compensation for our business development team as well as trade events participation, public relations, white paper development, social media, pharmacy trade and patient materials, advertising, sales collateral, syndicated data fees, and other marketing expenses. We expect to increase our sales and marketing activities to grow our customer base and increase market share. We also expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale the business.

General and Administrative Expense

General and administrative expenses currently consist of business development, consulting, and information technology development and support and third-party software expenses. On October 17, 2022, Wood Sage entered into the MSA, to cover the costs of ongoing software development and all other operational-related costs to ensure that the development and operations would continue seamlessly without interruption or delays.

In the future, general and administrative expenses will consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses will also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, facility costs not otherwise included in research and development expenses. Following Wellgistics Health’s registration as a public company, also include public company expenses such as costs associated with compliance with the rules and regulations of the SEC and the stock exchange.

Income Tax (Benefit) Expense

Our income tax provision will consist of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We will maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is more likely than not.

Results of Operations

For Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited Actual)
Net sales	$18,128,831	$-
Cost of sales	$16,361,517	$-
Gross profit	$1,767,314	$-
Total operating expenses	$7,912,446	$2,880,603
Loss from operations	$(6,145,132)	$(2,880,603)
Total other income (expense)	$(711,094)	$-
Net loss	$(6,856,226)	$(2,895,684)

Revenues and Cost of Revenues

Net sales were $18,128,831 for the year ended December 31, 2024, consisting of revenues derived from Wellgistics Pharmacy operations after the closings of the Wood Sage Acquisition on June 16, 2024, and the Wellgistics Acquisition on August 30, 2024. Cost of revenues for the same period was $16,361,517. The Company did not earn revenue for the year ended December 31, 2023.

General and Administrative Expense

General and administrative expenses were $6,797,782 for the year ended December 31, 2024, compared to $2,880,603 for the year ended December 31, 2023. The increase was primarily due to the acquisition of Wellgistics LLC in 2024. General and administrative expenses include personnel costs, and professional fees including audit, tax and legal.

Depreciation and amortization

Depreciation and amortization was $1,114,664 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. This included amortization of $1,047,048, which relates to intangible assets identified from acquisitions of Wood Sage and Wellgistics, LLC. Depreciation expense of $67,616 relates to fixed assets acquired from the Wellgistics acquisition.

Interest Expense

Interest expense was $831,467 and $15,081 for the years ended December 31, 2024 and 2023, respectively. Interest expense in 2024 was incurred on Wellgistics Health’s outstanding notes and merchant cash advance agreement.

Liquidity and Capital Resources

Liquidity

Our future cash needs are expected to include cash for operating activities, working capital, purchases of property and equipment, strategic investments, development, and expansion of facilities. We will fund our operations primarily through operating cash flows, the issuance of debt and the sale of equity securities. We expect to generate positive cash flow from the operations in 2025 due to the annual revenue generated from Wood Sage and Wellgistics LLC. In order to proceed with our business plan, we may need to raise additional funds through the issuance of debt, equity or other commercial arrangements that may not be available to us when needed or on terms that we deem favorable. To the extent we raise additional capital through the sale of equity or convertible securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of its strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms.

Our short-term liquidity requirements include initiatives related to the (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to increase operational and business needs, upgrade of information technology, and (iii) continued buildout of corporate functions and public company compliance requirements, inclusive of accounting and legal fees. Our long-term liquidity requirements include initiatives related to (a) strategic acquisitions mean to further the development of our health ecosystem such as electronic health record systems, (b) expansion of micro-distribution centers for wholesale and other wholly owned pharmacies in strategic demographic regions, (c) investments into artificial intelligence, machine learning, and data warehousing capabilities, and (d) additional integrations with third-party partners such as PMS systems, ride-sharing logistics providers, enterprise health systems, and others to bolster the value proposition of our health ecosystem with a focus on improving operational efficiency while simultaneously removing interdependencies.

Debt

In September 2023, the Company entered into two short-term note agreements for aggregate proceeds of $350,000. One note for $100,000 bears interest at 8% per annum and the Company will issue 35,000 shares of common stock upon a SPAC or merger. The other note for $250,000 is non-interest bearing and the Company will issue 5,000 shares of common stock upon a SPAC or merger. In May 2024, Scienture, a related party, repaid the $250,000 note on behalf of the Company, and the note is no longer outstanding. In January 2024, the Company entered into a short-term note agreement for proceeds of $250,000. The note bears interest at 2% per annum and matures on May 18, 2024. As of the date of these consolidated financial statements, the note was fully repaid and is no longer outstanding.

On January 20, 2023, Wood Sage, Wellgistics Pharmacy—operating under the name Community Specialty Pharmacy, LLC—and Scienture, entered into a Membership Interest Purchase Agreement (the “CSP MIPA”), pursuant to which Scienture sold and Wood Sage acquired Wellgistics Pharmacy. That same date, Wood Sage, DelivMeds—operating under the name Alliance Pharma Solutions, LLC—and Scienture entered into a Membership Interest Purchase Agreement (the “APS MIPA”), pursuant to which Scienture sold and Wood Sage acquired one hundred percent (100%) of the membership interest it owned in DelivMeds. On August 22, 2023, Wood Sage entered into a non-interest bearing promissory note (“Note”) with Integral pursuant to which Integral made a certain loan to Wood Sage in the amount of $1,300,000 to satisfy the purchase price under the CSP MIPA and APS MIPA. No later than 30 days after a change in control to Wood Sage, the aggregate unpaid principal balance of the Note will be due and payable by Wood Sage. As of the date of these financial statements, the note is still outstanding and the parties mutually agreed for an extension.

On August 23, 2024, Wellgistics Health and Wellgistics LLC entered into the Fourth Amendment to the Wellgistics MIPA. Pursuant to the amended agreement, Wellgistics Health agreed to pay Wellgistics LLC a promissory note in the aggregate principal amount of $15,000,000 plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual installments commencing on the first anniversary of the date that registration statement becomes effective. As of December 31, 2024, the calculated interest was $425,000. As of December 31, 2024, $5,000,000 was included as a current liability on the consolidated balance sheet and the remaining $10,000,000 was classified as long-term.

On October 11, 2024, the Company entered a merchant cash advance agreement with a third-party lender. This advance is secured by expected future sales transactions of the Company with expected payments on weekly basis. The Company received total proceeds of $1,500,000 against future receivables of $2,236,500. During the year ended December 31, 2024, the Company made total cash repayments of $402,570, including principal repayments of $185,500 and interest expense of $217,070. As of December 31, 2024, $1,314,500 remained outstanding, of which $1,259,415 was included as a current liability on the consolidated balance sheet and the remaining $55,085 was classified as long-term.

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000 replacing the former line of credit. The new line of credit has interest annual rate equal to the Term SOFR plus 11.5%, calculated and prorated daily on the daily balance. The new line of credit is collateralized by accounts receivable and inventory balances. Interest related to the line of credit amounted to $159,740 for the year ended December 31, 2024. The outstanding balance on the line of credit as of December 31, 2024 was $5,531,260, which is included as a current liability on the consolidated balance sheet. The Company assumed the initial revolving line of credit as part of the Wellgistics acquisition.

In May 2022, Wellgistics, LLC entered into a promissory note agreement in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC (an existing subsidiary of Wellgistics LLC). The promissory note bears interest at a rate of 2% per annum and will mature on April 1, 2025. Interest expense related to the promissory note was immaterial for the year ended December 31, 2024. As of December 31, 2024 the amount outstanding is $137,141, which is included as a current liability on the consolidated balance sheet. The Company assumed this debt as part of the Wellgistics acquisition.

Dividends

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (if any) and we have no current plans to pay any cash dividends for the foreseeable future. In addition, our ability to pay dividends is likely to be limited by covenants of any future indebtedness. There are no, and we do not intend in the future for there to be any, restrictions in the covenants of any existing and outstanding indebtedness on our wholly-owned subsidiaries from distributing earnings in the form of dividends, loans or advances and through repayment of loans or advances to us.

Cash Flow

The following table summarizes our cash flows from operating, investing, and financing activities :

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(511,918)	$(349,136)
Net cash provided by investing activities	$469,072	$-
Net cash provided by financing activities	$1,069,818	$350,500
Net change in cash and cash equivalents	$1,026,972	$1,364

Cash from operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $511,918, primarily due to our net loss of $6,856,226, partially offset by non-cash expense of $2,289,148, and $4,055,160 in cash used in operating assets and liabilities.

Net cash used in operating activities in 2023 was primarily a result of our net loss of $2,895,684 partially offset by changes in operating assets and liabilities of $2,546,548.

Cash from investing activities

Net cash provided by investing activities for the year ended December 31, 2024, was $469,072, primarily due to cash acquired in the Wood Sage Acquisition and Wellgistics Acquisition, partially offset by $377,288 in payments made for intangible assets under development and $85,008 for a lease security deposit.

Cash from financing activities

Net cash provided by financing activities for the year ended December 31, 2024, was $1,069,818, primarily due to proceeds received from merchant cash advances and a new revolving line of credit totaling $2,070,980, partially offset by offering costs and repayment of note payable totaled $1,011,162.

Net cash provided by financing activities in 2023 consists of $350,000 in proceeds from a note payable and $500 in proceeds from founder common stock.

Off-Balance Sheet Arrangements

During the years presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (i) the estimate or assumption is complex in nature or requires a high degree of judgment and (ii) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 1 to our financial statements included elsewhere in this proxy statement/prospectus.

Our critical accounting policies include:

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 upon inception.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract was determined to be within the scope of ASC 606, the Company assessed the goods or services promised within each contract and determined those that were performance obligations, and assessed whether each promised good or service was distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The Company recognizes revenue at the point of sale. The majority of orders are placed via the Company’s website. Customers generally pay by credit card at the time they place their order. The Company does have larger customers to whom they have extended terms for payment. Generally, payments from these customers are due within 30 days of their order being shipped. However, a few customers have been given terms extending out to 45 days.

Wellgistics LLC.

The Company recognizes revenue when goods are delivered to the customer. The gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are considered when estimating the impact of these revenue deductions on gross sales for a reporting period. All revenue for the Company is recognized at the point-in-time when delivered to customer based on contractual obligations. Any amount collected from customers for goods not yet delivered is recorded as unearned revenue. The company recognizes a refund liability if it receives consideration from a customer and expects to refund some or all of that consideration to the customer. A refund liability is measured at the amount of consideration received (or receivable) for which the company does not expect to be entitled (that is, amounts not included in the transaction price). The refund liability (and corresponding change in the transaction price and, therefore, the contract liability) is updated at the end of each reporting period for changes in circumstances.

Wellgistics Pharmacy

The Company is in the retail pharmacy business. and fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. The following are the steps taken to recognize revenue.

Step One: Identify the contract with the customer — The prescription is written by a doctor for a customer and delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers to the Customer the prescription, fulfilling the contract. The collection is probable because there is confirmation that the customer has insurance for the reimbursement to the Company prior to filling of the prescription.

Step Two: Identify the performance obligations in the contract — Each prescription is distinct to the Customer.

Step Three: Determine the transaction price — The consideration is not variable. The transaction price is determined to be the price of the prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies).

Step Four: Allocate the transaction price — The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”.

Step Five: Recognize revenue when or as the entity satisfies a performance obligation — Revenue is recognized upon the delivery of the prescription.

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wellgistics Health, Inc. and the subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity (deficit) and consolidated statements of cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with Generally Accepted Accounting Principles of United States of America.

Matters related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs, it may be required to reduce the scope of its planned development. The company has suffered losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have nor we have engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is the matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that:

(1)	relates to accounts or disclosures that are material to the consolidated financial statements and

(2)	involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Fair value of identified other intangible assets in acquisition

Description of the matter

As discussed in Note 1 and Note 3 to the consolidated financial statements, on June 16, 2024 and August 30, 2024, the Company acquired Wood Sage, LLC. and subsidiaries (Wood Sage) and Wellgistics, LLC. respectively in transactions accounted for as business combinations. In connection with the Wood Sage acquisition, the Company identified intangible assets, which are solely customer relationships whose acquisition-date fair value was $393,853. In connection with Wellgistics, LLC acquisition, the Company identified intangible assets as trademark and customer relationships whose acquisition-date fair value were $10,143,137 and $11,256,067 respectively.

We identified the evaluation of the acquisition-date fair value of these identified intangible assets as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions within the discounted cash flows model used to estimate the acquisition-date fair value of the identified intangible assets, specifically the revenue growth rate, margin, and discount rate. There was limited observable market information related to these assumptions and the estimated acquisition-date fair value of the identified intangible assets were sensitive to minor changes in such assumptions.

How We Addressed the Matter in our Audit

The following are the primary procedures we performed to address this critical audit matter.

●	We evaluated the work of the Company’s specialist, and the methods used for valuation.
●	We evaluated whether the methods used by the specialist were appropriate under the circumstances, taking into account the requirements of the applicable financial reporting framework.
●	We evaluated if the discount rates used by the specialist were reasonable by comparing it to the discount rates that were developed using publicly available market data.
●	We evaluated if the useful lives of the intangible assets were reasonable and in accordance with the applicable financial reporting framework.

We determined that there are no other critical audit matters.

/s/ Suri & Co., Chartered Accountants

We have served as the Company’s auditors since 2022.

Place: Chennai, India

Date: March 25, 2025

WELLGISTICS HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$1,028,336	$1,364
Accounts receivable, related party	271,298
Accounts receivable, net	2,453,517	-
Prepaid expenses	524	-
Inventories, net	9,518,608	-
Due from related parties	1,021,000	337,000
Deferred offering costs	875,385	-
Total current assets	15,168,668	338,364
Property, plant and equipment, net	388,180	-
Intangible assets under development	1,618,017	-
Operating lease, right-of-use-assets	1,528,128	-
Goodwill	16,219,929	-
Other intangible assets, net	20,746,009	-
Note receivable	139,771	-
Investments in unconsolidated entity	17,671	-
Other assets	1,421,269	-
Deposits	85,008	-
Total assets	$57,332,650	$338,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,308,754	$1,038,672
Accounts payable, related party	25,500	-
Accrued expenses and other liabilities	4,320,417	1,782,333
Due to related parties	4,944,770	67,793
Due to seller	10,000,000	-
Current portion of debt obligations	11,927,816	-
Operating lease liabilities- current portion	519,490	-
Total current liabilities	38,046,747	2,888,798
Notes payable	10,100,000	350,000
Note payable, related party	1,300,000	-
Loan payable	55,085	-
Operating lease liabilities	1,096,372	-
Total liabilities	$50,598,204	$3,238,798

Commitments and contingencies (See Note 14)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 51,055,508 and 44,720,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5,105	4,472
Additional paid-in capital	16,486,501	(3,972)
Accumulated deficit	(9,757,160)	(2,900,934)
Total stockholders’ equity (deficit)	6,734,446	(2,900,434)
Total liabilities and stockholders’ equity (deficit)	$57,332,650	$338,364

The accompanying notes are an integral part of these financial statements.

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2024	2023

Net sales	$18,128,831	$-
Cost of sales	16,361,517	-
Gross profit	1,767,314	-

Operating expenses:
General and administrative	6,797,782	2,880,603
Depreciation and amortization	1,114,664	-
Total operating expenses	7,912,446	2,880,603

Loss from operations	(6,145,132)	(2,880,603)

Other income/(expense)
Interest expense, net	(831,467)	(15,081)
Other income	120,373	-
Total other income/(expense), net	(711,094)	(15,081)

Net loss before income taxes	(6,856,226)	(2,895,684)
Provision for income taxes	-	-
Net loss	$(6,856,226)	$(2,895,684)

Weighted average common shares outstanding - basic and diluted	47,252,081	44,720,000
Net loss per common share - basic and diluted	$(0.15)	$(0.06)

The accompanying notes are an integral part of these financial statements.

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	-	$-	$-	$(5,250)	$(5,250)
Common stock issued to founders	44,720,000	4,472	(3,972)	-	500
Net loss	-	-	-	(2,895,684)	(2,895,684)
Balance at December 31, 2023	44,720,000	$4,472	$(3,972)	$(2,900,934)	$(2,900,434)
Common stock issued for services	1,341,600	134	680,666	-	680,800
Common stock issued to employees	820,612	82	410,224	-	410,306
Common stock issued pursuant to business combinations	4,173,296	417	15,399,583	-	15,400,000
Net loss	-	-	-	(6,856,226)	(6,856,226)
Balance at December 31, 2024	51,055,508	$5,105	$16,486,501	$(9,757,160)	$6,734,446

The accompanying notes are an integral part of these financial statements.

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,856,226)	$(2,895,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	93,378	-
Stock-based compensation	1,081,106	-
Depreciation	67,616	-
Amortization	1,047,048	-
Changes in operating assets and liabilities:
Accounts receivable, net	(40,081)	-
Inventories, net	(72,356)	-
Prepaid expenses	11,435	-
Other assets	(587,539)	-
Accounts payable	(882,315)	1,033,422
Accrued expenses and other liabilities	1,564,576	1,782,333
Operating lease liabilities, net	22,091	-
Due from / to related parties, net	3,326,274	(269,207)
Net cash used in operating activities	(1,224,993)	(349,136)
Cash flows from investing activities:
Cash acquired in business combinations	931,368	-
Investments in intangible assets under development	(377,288)	-
Deposits paid for operating leases	(85,008)	-
Net cash provided by investing activities	469,072	-
Cash flows from financing activities:
Offering costs incurred and paid	(162,310)	-
Repayment of Seller Promissory Note	(135,777)	-
Net proceeds received from new revolving line of credit	756,480	-
Proceeds from Merchant cash advance	1,314,500	-
Proceeds received from note payable	-	350,000
Proceeds received for common stock issued	10,000	-
Common stock issued to founders	-	500
Net cash provided by financing activities	1,782,893	350,500
Net change in cash and cash equivalents	1,026,972	1,364
Cash and cash equivalents at beginning of year	1,364	-
Cash and cash equivalents at end of year	$1,028,336	$1,364

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$332,847	$-

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in business combinations	$38,906,585	$-
Liabilities assumed in business combinations	$14,726,514	$-
Common stock issued pursuant to business combinations	$15,400,000	$-
Repayment of note payable by related party on behalf of Company	$250,000	$-
Note payable issued pursuant to business combination	$15,000,000	$-
Liabilities payable pursuant to business combination	$10,000,000	$-

The accompanying notes are an integral part of these financial statements.

WELLGISTICS HEALTH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was initially organized in the name of Ayan Sponsors LLC on September 6, 2022. It was subsequently incorporated in the name Danam Health, Inc. (the “Company”/ “us”/ “we”/ “our”) as a Delaware Corporation that was registered on November 15, 2022, The Company’s headquarters are in Tampa, Florida.

The Company is a parent company for various existing and planned strategic businesses centered around pharmaceuticals and healthcare services. As a micro health ecosystem, our portfolio of companies consists of a pharmacy, wholesale operations, and a technology division with a novel platform for hub and clinical services. We are focused on improving the lives of patients while delivering unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors.

In January 2023 and May 2023, the Company entered into separate definitive agreements with the owners of Wood Sage LLC (“Wood Sage”) and Wellgistics LLC, respectively, whereby the Company would acquire all of the respective outstanding membership interests of Wood Sage and Wellgistics LLC. In June 2024, the Company and Wood Sage entered into an amended and revised definitive agreement and closed on the Wood Sage Acquisition, thereby making Wood Sage a wholly owned subsidiary. In connection with the Wood Sage Acquisition, the Company acquired Wood Sage’s two operating subsidiaries, Alliance Pharma Solutions LLC d/b/a DelivMeds (n/k/a Wellgistics Tech & Hub, LLC) (“DelivMeds”)—a pharmaceutical technology hub—and Community Specialty Pharmacy, LLC (n/k/a Wellgistics Pharmacy, LLC) (“Wellgistics Pharmacy”)—a retail community specialty pharmacy.

On August 30, 2024, the Company closed on the Wellgistics Acquisition, thereby making Wellgistics LLC—a company focused on wholesale operations including the distribution and fulfillment of certain pharmaceutical medications to a network of independent pharmacies meant to improve market access to and patient outcomes regarding the medications—a wholly owned subsidiary.

On October 4, 2024, the Company changed its corporate name to “Wellgistics Health, Inc.” (referred as “Wellgistics Health/WGRX/”the Company”/ “we”/ “us”/ “our”“) by filing a duly authorized Certificate of Amendment to its Certificate of Incorporation.

As such, Wellgistics Health currently exists as a holding company with Wood Sage as a directly held intermediate holding company subsidiary, DelivMeds and Wellgistics Pharmacy as indirect operating subsidiaries, and Wellgistics LLC as a direct operating subsidiary.

Initial Public Offering

On February 20, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Craft Capital Management LLC (the “Underwriters”), relating to the Company’s initial public offering (the “Offering” or “IPO”) of 888,889 shares of common stock, par value at a public offering price of $4.50 per share, generating gross proceeds of $4,000,000.

The shares of common stock were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-280945), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 22, 2024, and later amended (as amended, the “Registration Statement”). The Registration Statement was declared effective by the Commission on February 14, 2025. The closing of the Offering took place on February 24, 2025. A final prospectus describing the terms of the offering was filed with the Commission on February 21, 2025.

The Company’s common stock commenced trading on the Nasdaq Capital Market LLC on February 21, 2025, under the symbol “WGRX”. The IPO generated net proceeds to the Company of approximately $ 3.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The Company intends to use the net proceeds from the offering to increase its capitalization, provide financial flexibility, and enhance visibility into the marketplace as well as to create a public market for the common stock and for general corporate purposes, including establishing working capital, funding marketing initiatives, and facilitating capital expenditures. See Note 16.

Acquisition of membership interest in Wood Sage LLC

In January 2023, Wellgistics Health entered into a Membership Interest Purchase Agreement (the “Wood Sage MIPA”) with Nikul Panchal, an individual resident of the State of Florida (“Seller”). The Seller owns all of the membership interest in Wood Sage LLC, a Florida limited liability company (the “Company”). Upon the closing of the transaction contemplated in the Wood Sage MIPA, Seller will own one hundred percent (100%) of the membership interests in Wellgistics Pharmacy and DelivMeds which the Seller will sell and Wellgistics Health will acquire in exchange for (i) Four Hundred Thousand Dollars ($400,000) and (ii) all amounts due and payable to Seller from Wellgistics Health under the Management Agreement, (the “Closing Payment”).

In January 2023, the parties above entered into an Amendment to the Wood Sage MIPA, pursuant to which the parties revised the Closing Payment to Four Hundred Thousand Dollars ($400,000) plus any amounts owed under the Management Services Agreement (as defined in the Wood Sage MIPA).

In April 2023, the parties above entered into an Amendment to the Wood Sage MIPA, pursuant to which the parties revised the closing of the said agreement from April 30, 2023 to September 30, 2024. Upon the closure of the said transaction, Wellgistics Health will own 100% of the membership interests in the Company as a part of the business combination (Refer below).

Wellgistics Health and Mr. Panchal amended and restated this agreement in June 2024, whereby the parties revised the closing payment to be made by Wellgistics Health to Mr. Panchal to be 173,961(after giving effect to the stock split effected by the Company on October 30, 2024 and the reverse stock split on December 05, 2024) shares of Wellgistics Health common stock. The shares issued by Wellgistics Health to Mr. Panchal were meant to approximate total cash compensation of $400,000 with a 20% discount. Mr. Panchal currently is WGRX’s President of Healthcare Operations in addition to being a Wellgistics Health stockholder.

On June 16, 2024, Wellgistics Health completed its acquisition of Wood Sage.

Wood Sage was formed as a limited liability company on June 26, 2014.

Wellgistics Tech & Hub, LLC (DelivMeds)

DelivMeds was founded in 2017 as a holding company for technology solutions, wholly owned by Integral Health, Inc. (“Integral”). In 2020, APS recommissioned its DelivMeds project so that it would serve as a pharmaceutical hub, facilitating prescription transfer and clinical concierge services to a network of independent pharmacies. After conducting an extensive market research survey focusing on competition, established several key differentiators for the DelivMeds hub. These differentiators included various integrations of the hub with pharmacy management software systems and pharmacy point of sale systems, among others such that DelivMeds would serve as an end-to-end patient-centric solution automating the prescription journey. Powered by Wellgistics Pharmacy as the backend pharmacy, DelivMeds is the frontend technology serving as the middleware between all key stakeholders referenced in what is referred to as the 5P-Model: Patients, Providers, Pharmacies, Payors or PBMs, and Pharmaceutical Manufacturing Companies.

DelivMeds aims to preserve patient autonomy, improve price transparency, and aide in making a meaningful impact on patient outcomes by eliminating barriers to therapy while simultaneously boosting adherence. Delivmeds works with channel partners such as pharmaceutical manufacturers, provider groups and accountable care organizations, telehealth companies, and employer groups to offer full suite of patient-centered pharmacy services. DelivMeds’ business-to-business strategy approach enables prescriptions to be sent directly to Wellgistics Pharmacy and subsequently transferred to an eligible in-network independent pharmacy. Each channel partner is equipped with de-identified data to improve its respective business operation and or improve its renumeration from the value-based services the clinical concierge arm provides. Wood Sage acquired DelivMeds in August 2023 and Wellgistics Health acquired Wood Sage in June 2024 as discussed above. DelivMeds now serves as the middleware technology arm to Wellgistics Health’s integrated healthcare ecosystem.

Wellgistics Pharmacy, LLC

Wellgistics Pharmacy, was founded in 2011 as a retail community specialty pharmacy. Specializing in HIV/AIDS, the pharmacy obtained URAC and ACHC accreditations for Specialty Pharmacy and also performed general pharmacy services in its community. In 2018, Integral acquired Wellgistics Pharmacy and relocated Wellgistics Pharmacy to Tampa, Florida. Subsequently, Wellgistics Pharmacy expanded its business operations to perform 340B services by partnering with local clinics and provider groups. During this time period, the pharmacy initiated its pursuit of additional pharmacy state licenses to convert Wellgistics Pharmacy’s business to a mail order pharmacy. Currently, Wellgistics Pharmacy is licensed in 32 states and the District of Columbia, with superb license coverage along the east coast. As a result of this strategic business shift Wellgistics Pharmacy’s leadership team chose to voluntarily forfeit Wellgistics Pharmacy’s specialty accreditations. However, Wellgistics Pharmacy maintains specialty internal standard operating procedures and performs all of the functions of a specialty pharmacy.

Wellgistics Pharmacy provides general and specialty pharmacy services dedicated to servicing the needs of patients, as well as clinical expertise, technology-driven innovation tools, and administrative efficiencies that support physicians, payers, and pharmaceutical manufacturers. Wellgistics Pharmacy purchases pharmaceuticals including specialty medications from manufacturers and wholesale distributors, fills prescriptions, labels, packages and delivers these pharmaceuticals to patients’ homes or physicians’ offices through contract couriers or carriers. Wellgistics Pharmacy maintains a call center and customer support within its pharmacy located in Tampa, Florida. Wellgistics Pharmacy has several 340B relationships , acting as the dispensing pharmacy for these healthcare facilities. These relationships help drive revenue and prescription volume. Our relationship with Wellgistics along with our deep-rooted ties to other wholesalers enables Wellgistics Pharmacy to offer a competitive cash-based formulary for the uninsured and underinsured patient populations. Wellgistics Pharmacy continues to see an uptick in utilization, as more patients elect to pay out of pocket due to our low-cost model, which Wellgistics Pharmacy believes is an opportunity to gain market share with small- to medium-size employer groups in a partnership model with other consumer driven healthcare companies. The services that Wellgistics Pharmacy provides to its patients and other constituents are vital to the revenue and prescription volume generated from this division.

Wood Sage acquired Wellgistics Pharmacy in August 2023 and Wellgistics Health acquired Wood Sage in June 2024 as discussed above. Wellgistics Pharmacy now serves as the backbone of Wellgistics Health’s healthcare ecosystem.

Acquisition of Wellgistics, LLC

On May 11, 2023, Wellgistics Health entered into a membership interest purchase agreement (the “Wellgistics MIPA”) with Wellgistics, LLC (“Wellgistics”), Strategix, Nomad Capital, LLC , and Jouska Holdings LLC (each, a “Seller” and collectively, “Sellers”). Upon the closing of the transaction contemplated in the Wellgistics MIPA, Sellers will sell and Wellgistics Health will acquire all of the outstanding membership interests of Wellgistics.

The Parties amended the Wellgistics MIPA on August 4, 2023 extending the last day by which the Purchase Agreement (“Amendment”) could be consummated to December 26, 2023 and the Parties desire to amend the Purchase Agreement and Amendment to modify such date;

The Parties amended the Wellgistics MIPA on December 26, 2023 extending the last day by which the Purchase Agreement (“Second Amendment”) could be consummated to March 29, 2024 and the Parties desire to amend the Purchase Agreement and Amendment to modify such date;

The Parties further amended the Wellgistics MIPA on March 22, 2024 (“Third Amendment”) to clarify the language and extend certain deadlines related to Earn-Out Payments and Bonus Payments. Additionally, it has been agreed unilaterally by the Sellers in the event that this Agreement fails to close by August 31,2024, Wellgistics Health may but is not required to pay Seller a non-refundable sum of One Hundred Fifty Thousand Dollars ($150,000.00) (“Extension Fee”) which shall automatically extend the Closing deadline by thirty (30) days. Buyer may pay the Extension Fee no more than three (3) times for a total of no more than a ninety (90) day extension. The Extension Fee is Non-Refundable under any circumstances. The Extension Fee shall be applied to and reduce the cash payable to Sellers at Close if the sale is completed.

On August 23, 2024, Wellgistics Health and Wellgistics LLC entered into the Fourth Amendment to the Wellgistics MIPA, which amended the purchase price to be paid by Wellgistics Health for acquiring Wellgistics LLC, the closing date of the transaction, and certain other terms and conditions. The purchase price that Wellgistics Health agreed to pay Wellgistics LLC under the revised agreement consists of:

●	a closing cash payment of $10 million, which is due no later than the earlier of 45 calendar days following effectiveness of the registration statement filed with SEC and August 30, 2025;

●	a promissory note in the aggregate principal amount of $15 million plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual installments commencing on the first anniversary of the date that the registration statement becomes effective;

●	earn-out payments in the form of Wellgistics Health common stock equaling an aggregate value of $10 million paid in three equal annual installments plus contingent earnout payments in the form of Wellgistics Health common stock in an aggregate amount of up to $5 million based on certain financial metrics; and

●	bonus payments consisting of 50% cash and 50% Wellgistics Health common stock to the extent that Wellgistics Health’s EBITDA is in excess of 110% of certain established targets for each of the years ended December 31, 2024, December 31, 2025, and December 31, 2026.

The Financial Contingent Bonus Payments will vest, and therefore will no longer be subject to repurchase by Wellgistics Health, according to the following terms:

●	For the calendar year ending December 31, 2024: (i) 222,185 shares of Wellgistics Health common stock if the gross sales of Wellgistics Health are greater than or equal to $47.2 million, and (ii) 222,185 shares of Wellgistics Health common stock if the net operating income of Wellgistics Health prior to the provision for (a) interest expense and interest income, (b) federal, state, local and foreign taxes based on the income or profits, and (c) depreciation and amortization (“EBITDA”) of Wellgistics Health is greater than or equal to $4.2 million. However, each metric will have been deemed to have been met if the final financial metrics are at least ninety percent (90%) of each target. Further, the largest number of shares that can vest in calendar year 2024 is capped at 444,370 shares.

●	For calendar year ending December 31, 2025: (i) 222,185 shares of Wellgistics Health common stock if the gross sales of Wellgistics Health are greater than or equal to $57.7 million, and (ii) 222,185 shares of Wellgistics Health common stock if the EBITDA of Wellgistics Health is greater than or equal to $6.5 million. However, each metric will have been deemed to have been met if the final financial metrics are at least ninety percent (90%) of each target. Further, the largest number of shares that can vest in calendar year 2025 is capped at 444,370 shares.

●	For calendar year ending December 31, 2026: (i) 222,185 shares of Wellgistics Health common stock if the gross sales of Wellgistics Health are greater than or equal to $63.5 million, and (ii) 222,186 shares of Wellgistics Health common stock if the EBITDA of Wellgistics Health is greater than or equal to $7.5 million. However, each metric will have been deemed to have been met if the final financial metrics are at least ninety percent (90%) of each target. Further, the largest number of shares that can vest in calendar year 2026 is capped at 444,371 shares.

On August 30, 2024, Wellgistics Health closed on the Wellgistics Acquisition, thereby making Wellgistics LLC a wholly owned subsidiary of Wellgistics Health.

On November 4, 2024, Wellgistics Health and Wellgistics LLC further amended the Wellgistics MIPA to convert the $10 million and $5 million respective earn-out share awards into an immediate share issuance of 3,999,335 shares of restricted Wellgistics Health common stock. 2,666,223 shares vest in equal annual installments. 1,333,112 shares vest only upon the achievement of certain financial metrics. In the event the stated metrics for the applicable year are not achieved, Wellgistics Health shall repurchase the applicable portion of the 1,333,112 unvested shares for nominal consideration of $0.0001 per share.

Merger Agreement — Wellgistics Health, Inc. and Assure Holdings, Corp.

On February 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Assure Holdings, Corp. (“Assure”) and Assure Merger Corp., a newly formed wholly-owned subsidiary of Assure (“Assure Merger”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the stockholders of Assure and Wellgistics Health, Assure Merger would have been merged with and into Wellgistics Health (the “Merger”), with Wellgistics Health surviving the Merger as a wholly-owned subsidiary of Assure.

On April 8, 2024, Assure made a convertible promissory note in the principal amount of $1,000,000 in favor of Wellgistics Health (the “Promissory Note”). The note bears interest at 10% per annum and matured on July 22, 2024. The note was convertible upon a financing event or upon a sale transaction.

On June 13, 2024, Wellgistics Health terminated the Merger Agreement and Wellgistics Health management is considering the exercise of its rights under the Merger Agreement, including, but not limited to, accelerating the maturity date of the Promissory Note, seeking payment of $1,000,000 in termination fees, and any other remedies available pursuant to the Merger Agreement or in law. As of the issuance date of these financial statements, no amounts have been received from Assure. The Company provided a full allowance for credit loss of this note receivable as of December 31, 2024 as collectability cannot be reasonably assured.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on December 31.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

The consolidated financial statements include the financial statements of Wood Sage since the acquisition on June 16, 2024 and Financial statements of Wellgistics, LLC since the acquisition on August 30, 2024. All inter-company balances and transactions are eliminated on consolidation.

Stock Split

On October 30, 2024, the Company effected a forward stock split of all issued and outstanding shares of common stock at a ratio of 1-to-1,677,000. The Company also amended its Certificate of Incorporation to authorize 500,000,000 shares of common stock, par value $0.0001 per share from 10,000 shares of common stock, $0.001 par value per share to the amendment. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

On December 5, 2024, the Company effected a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1-for-3.75. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S.GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to the financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	provisions for income taxes and related valuation allowances and tax uncertainties
●	business combinations and purchase price allocations
●	recoverability of long-lived assets and their related estimated lives
●	fair value of long-term debt and notes receivable
●	evaluation of goodwill for impairment
●	accruals for estimated liabilities
●	evaluation of equity method investments and
●	net-realizable value of inventory

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the financial statements for the year ended December 31, 2024 and 2023.

Segment Reporting

The Company’s chief operating decision-maker is its Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for any planning, strategy and key decision-making regarding operations. Accordingly, the Company has a single reportable segment and operating segment structure.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, certificates of deposits and money market funds that are readily convertible into cash, all with original maturity dates of three months or less.

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits.

Customer Concentration Risk

For the year ended December 31, 2024, sales to Wells Pharmacy Network and Axia Medical Solutions exceeds 10% of the Company’s total revenue. Sales to Wells Pharma represented approximately 19% of total revenue, and sales to Axia Medical Solutions represented approximately 12% of total revenue. The Company’s reliance on these major customers presents a concentration risk. The loss of either of these customers or a significant reduction in their orders could have a material adverse effect on the Company’s financial performance. The Company continues to focus on efforts to diversify its customer base to mitigate such risks.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The hierarchy is presented down into three levels based on the reliability of the inputs.

Level 1	Quoted prices are available in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The carrying amounts of cash, accounts receivable, note receivable, deposits, accounts payable, accrued liabilities and short-term debt approximate their fair value because of the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are due from various customers and are shown net of applicable reserves for doubtful accounts as shown on the face of the balance sheet. There were no accounts that had been placed on non-accrual status. The allowance for doubtful accounts has been estimated by management based on historical experience, current market trends and, for larger customer accounts, their assessment of the ability of the customers to pay outstanding balances. Past due balances and other higher risk amounts are reviewed individually for collectability. Changes in circumstances relating to the collectability of accounts receivable may result in the need to increase or decrease the allowance for doubtful accounts in the future.

The company provides for 95% of the accounts receivable which are due over the period of 90 days. The Company recognized bad debt expense of $93,378 and $0 within general and administrative expenses for the year ended December 31, 2024 and 2023, respectively.

Inventories, Net

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first in first out (“FIFO”) basis. Cost of inventory is determined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing an article to its existing condition and location. On a quarterly basis, we evaluate inventory for net realizable value using estimates based on historical experience, current or projected pricing trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. If actual conditions are less favorable than our assumptions, additional inventory write-downs may be required, and no reserve is maintained as obsolete or expired inventories are written off. We believe that the inventory valuation provides a reasonable approximation of the current value of inventory.

Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) is stated at cost less accumulated depreciation and amortization and any accumulated impairment losses. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. The estimated useful lives of PP&E are as follows:

Equipment – 5 – 10 years

Furniture and Fixtures – 7 years

Software – 3 – 5 years

Leasehold improvements – Shorter of the estimate useful life or remaining lease term

Major renewals and improvements are capitalized. Replacements, maintenance, and repairs, which do not significantly improve or extend the useful life of the assets, are expensed when incurred.

Upon the sale or retirement of assets, costs and the related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by determining whether there were any triggering events that could impact the Company’s assets. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable the Company performs a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group. Should an impairment exist, the impairment loss is measured based on the excess carrying value of the asset over the asset’s fair value generally determined by estimates of future discounted cash flows.

The Company has not identified any such impairment losses for the year ended December 31, 2024 and 2023.

Intangible Assets under Development

Research expenditures are recognized as an expense and development expenditures that meet specified criteria are recognized as the cost of an intangible asset. The Company has begun capitalizing the expenses related to the Delivmeds application as management has determined that the Company’s application has crossed the research phase and has begun development. As per ASC 350-40, the Company capitalizes costs in the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred.

As of December 31, 2024, the Company capitalized $1,618,017 in capitalized intangibles under development pertaining to the Delivmeds platform via its DelivMeds subsidiary.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 upon inception.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract was determined to be within the scope of ASC 606, the Company assessed the goods or services promised within each contract and determined those that were performance obligations, and assessed whether each promised good or service was distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The Company recognizes revenue at the point of sale. The majority of orders are placed via the Company’s website. Customers generally pay by credit card at the time they place their order. The Company does have larger customers to whom they have extended terms for payment. Generally, payments from these customers are due within 30 days of their order being shipped. However, a few customers have been given terms extending out to 45 days.

Wellgistics, LLC

The Company recognizes revenue when goods are delivered to the customer. The gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are considered when estimating the impact of these revenue deductions on gross sales for a reporting period. All revenue for the Company is recognized at the point-in-time when delivered to customer based on contractual obligations. Any amount collected from customers for goods not yet delivered is recorded as unearned revenue. The company recognizes a refund liability if it receives consideration from a customer and expects to refund some or all of that consideration to the customer. A refund liability is measured at the amount of consideration received (or receivable) for which the company does not expect to be entitled (that is, amounts not included in the transaction price). The refund liability (and corresponding change in the transaction price and, therefore, the contract liability) is updated at the end of each reporting period for changes in circumstances.

Wellgistics Pharmacy

The Company is in the retail pharmacy business. and fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. The following are the steps taken to recognize revenue.

Step One: Identify the contract with the customer — The prescription is written by a doctor for a customer and delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers to the Customer the prescription, fulfilling the contract. The collection is probable because there is confirmation that the customer has insurance for the reimbursement to the Company prior to filling of the prescription.

Step Two: Identify the performance obligations in the contract — Each prescription is distinct to the Customer.

Step Three: Determine the transaction price — The consideration is not variable. The transaction price is determined to be the price of the prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies).

Step Four: Allocate the transaction price — The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”.

Step Five: Recognize revenue when or as the entity satisfies a performance obligation — Revenue is recognized upon the delivery of the prescription.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Product revenue - distribution services	$17,669,468	$-
Pharmacy retail sales	352,363	-
Third party logistics services	107,000	-
Net sales	$18,128,831	$-

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

Goodwill

Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles - Goodwill and Other (Topic 350), goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units discrete financial information is available and management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the reporting structure.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

The Company also has the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. Management can resume the qualitative assessment in any subsequent period for any reporting unit.

For December 2024, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized during the year ended December 31, 2024.

Intangible Assets

In connection with the Wood Sage acquisition, the Company identified intangible assets, which are solely customer relationships (see Note 3). The Company amortizes the customer relationships intangible on a straight-line basis over a useful life of eight years.

In connection with Wellgistics, LLC acquisition, the Company identified intangible assets such as trademark and customer relationships (see Note 3). The Company amortizes the trademark and customer relationship intangibles on a straight-line basis over a useful life of nine and six years, respectively.

The Company has evaluated the intangible assets acquired and their respective useful lives as per ASC 805.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Offering Costs

The Company complies with the requirements of ASC 340-10-S999-1. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2024, the Company had capitalized $875,385 in deferred offering costs. Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s equity offering.

As of December 31, 2024, management assessed the recoverability of the capitalized deferred offering costs which were incurred throughout 2024. Management believes that these costs should not be impaired as they still provide economic benefits for the Company’s potential public offering. All initial offering costs incurred have enabled the Company to achieve and maintain SEC effectiveness, which is a key component of the Company’s ability to undergo a successful initial public offering. Management will continue to monitor any further delay or abandonment of the contemplated public offering. If any further delays are expected, the Company may have to impair a substantial portion, or all, of its deferred offering costs.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.

The Company classifies stock-based compensation expenses in its statement of operations in the same manner in which the award recipient’s costs are classified. There are no outstanding unvested stock-based compensations as at December 31, 2024 and 2023.

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. The pronouncements did not have any material impact on the financial statements unless otherwise disclosed., and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We are currently evaluating the potential impact of adopting this standard on our disclosures and we intend to adopt this as and when applicable.

Note 2. GOING CONCERN

The Company has a net loss of $6,856,226 for the year ended December 31, 2024 and an accumulated deficit of $9,757,160 as of December 31, 2024. The Company’s situation raises a substantial doubt on whether the entity can continue as a going concern in the next twelve months.

The Company’s ability to continue as a going concern in the next twelve months following the date the financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.

Management Plans

Management has evaluated these conditions and plans to generate revenues and raise capital as needed to satisfy its capital needs.

There are no assurances that management will be able to raise capital on terms acceptable to the Company. If it is unable to obtain sufficient amount of additional capital, it may be required to reduce the scope of its planned development, which could harm its business, financial condition, and operating results. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 3. BUSINESS COMBINATIONS

The Company evaluated the acquisition of Wood Sage, with its subsidiaries DelivMeds and Wellgistics Pharmacy, and Wellgistics, LLC pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition.

The Company has made an allocation of the purchase price in regard to the Wood Sage and Wellgistics, LLC acquisition related to the assets acquired and the liabilities assumed as of the purchase date.

Wood Sage

The following table summarizes the preliminary purchase price allocation of Wood Sage:

Total
Cash and cash equivalents	$30,255
Accounts receivables	82,831
Inventories	49,533
Goodwill	1,550,081
Customer relationship - Intangibles	393,853
Intangible assets under development	1,240,729
Due to related parties	(616,703)
Accounts payable	(815,081)
Note payable	(1,300,000)
Other current liabilities	(215,498)
Purchase price consideration	$400,000

On June 16, 2024, in connection with the acquisition of Wood Sage, the Company issued 173,961 shares of Wellgistics Health common stock (after giving effect to the stock split effected by the Company on October 30, 2024 and the reverse stock split on December 05, 2024). These shares were issued to approximate total cash compensation of $400,000.

Wellgistics

The following table summarizes the preliminary purchase price allocation of Wellgistics, LLC:

Total
Cash and cash equivalents	$901,113
Accounts receivable, net	2,695,280
Inventories	9,396,719
Goodwill	14,669,848
Customer relationship - Intangibles	11,256,067
Trademark - Intangibles	10,143,137
Other assets	833,730
Note receivable	139,771
Prepaid expenses and other assets	11,959
Property, plant and equipment, net	455,796
Investments in unconsolidated entity	17,671
Operating lease, right of use asset	1,258,141
Accounts payable	(4,649,741)
Accrued expenses and other liabilities	(758,009)
Current portion of debt obligations	(5,047,698)
Operating lease liability	(1,323,784)
Purchase price consideration	$40,000,000

The following is a summary of the preliminary purchase price consideration per the Wellgistics acquisition:

Cash payment - due to seller	$10,000,000	(1)
Note payable	15,000,000	(2)
Common stock issued	15,000,000	(3)
Purchase price consideration	$40,000,000

(1)	Represents the cash consideration pursuant to the Wellgistics acquisition, which is reflected as due to seller on the consolidated balance sheet. As per the Wellgistics agreement, the closing cash payment of $10 million which is due no later than the earlier of 45 calendar days following effectiveness of the registration statement and August 30, 2025. The Company’s initial recognition of this component is recorded as a current liability at its fair value.

(2)	Represents the note payable issued to the Wellgistics sellers. As per the Wellgistics agreement, the principal of the note is $15,000,000, payable in three equal annual installments commencing on the first anniversary of the date that the registration statement becomes effective. The Company’s initial recognition of this component is to record the issuance of the note payable at fair value, which is estimated to be $15,000,000, out of which $5,000,000 is payable in 2025 and hence classified under current liabilities and the balance $10,000,000 under non-current liabilities.

(3)	Represents the issuance of 3,999,335 shares of restricted common stock pursuant to the Wellgistics MIPA. This includes 2,666,223 shares of restricted common stock, equaling a value of approximately $10 million, which shall be restricted for transfer for a period of three years. A third of these shares shall be vested annually, whereby transfer restrictions no longer exist once vested. The consideration also includes 1,333,112 shares of restricted common stock, equaling a value of approximately $5 million, whereby the vesting of this tranche is based on the achievement of certain financial metrics. The vesting occurs in tranches over 3 years. The 1,333,112 shares are subject to repurchase at the option of Wellgistics Health if the said financial metrics are not achieved. As of the issuance date of these financial statements, the Company determined it is probable that the shares shall vest and not be subject to repurchase. The Company’s initial recognition of this component is to account for the issuance of 3,999,335 shares of restricted common stock at a fair value of $15,000,000 as equity consideration included within the total purchase price consideration, including the recognition of $400 as common stock for the par value of the shares issued and $14,999,600 recognized as additional paid-in capital. The Company recognized the issuance of the 3,999,335 shares in its statement of changes in stockholders’ equity, recognized within the issued and outstanding shares.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that qualify for separate recognition. The goodwill is not deductible for tax purposes.

The results of Wood Sage, including its subsidiaries DelivMeds and Wellgistics Pharmacy, and Wellgistics, LLC have been included in the consolidated financial statements since the date of their acquisitions. Wood Sage’s revenue and net loss included in the consolidated financial statements since the acquisition date were $352,363 and $1,029,752, respectively. Wellgistics, LLC’s revenue and net loss included in the consolidated financial statements since the acquisition date were $17,776,468 and $711,625 respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Wood Sage and Wellgistics, LLC acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The unaudited pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Year Ended
	December 31,
	2024	2023
Net sales	$45,749,628	$34,454,310
Net loss	$(11,057,302)	$(12,772,688)
Net loss per common share	$(0.23)	$(0.29)

Note 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	December 31,
	2024	2023
Billed – Third Party	$3,394,112	$-
Billed – Affiliates	271,298	-
Total Accounts Receivable	3,665,410	-
Less: Allowance for doubtful accounts	(940,596)	-
Total accounts receivable, net	$2,724,814	$-

Note 5. INVENTORIES, NET

Inventory consists of stock that was purchased by Wellgistics, LLC in 2020 from First Defense Nasal Screen Corp (“FDNS”). An ongoing legal dispute between the Company and the supplier has been settled where the Company was awarded $ 4.6 million. The award was not accounted for due to the uncertainty of receipt. Following the bankruptcy filing of FDNS the court awarded the complete possession of the inventory to the Company and Vide the United States Bankruptcy Court order dated March 15, 2023, the entity is in receipt of a monthly plan payment of $3,014 for the FDNS from March 2023 which has been included in other income in the consolidated statements of operations.

Inventory consists of the following:

	December 31,
	2024	2023
FDNS	$6,717,373	$-
Finished goods	3,034,836	-
Total inventory, at cost	9,752,209	-
Less: reserve for expired goods	(233,601)	-
Inventories, net	$9,518,608	$-

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2024	2023
Leasehold Improvements	$766,467	$-
Equipment	589,208	-
Furniture & Fixtures	152,161	-
	1,507,836	-
Less: Accumulated Depreciation	(1,119,656)	-
Property, plant and equipment, net	$388,180	$-

Depreciation expense for the year ended December 31, 2024 and 2023 amounted to $67,616 and $0, respectively.

Note 7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2024	2023

Internal development costs - Delivmeds	$1,618,017	$-

Customer relationships – Wood Sage acquisition	393,853	-
Customer relationships - Wellgistics acquisition	11,256,067	-
Trademark - Wellgistics acquisition	10,143,137	-
	21,793,057	-
Accumulated amortization	(1,047,048)	-
Intangible assets, net	$20,746,009	$-

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage business combination (see Note 3). The Company recorded amortization of $26,841 during the year ended December 31, 2024 pertaining to these intangible assets.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value pursuant to the Wellgistics, LLC business combination (see Note 3). The Company recorded amortization of $637,330 pertaining to customer relationships and $382,876 pertaining to the trademark during the year ended December 31, 2024.

The following table represents the future amortization of intangibles assets:

Year Ended December 31,
2025	$3,052,258
2026	3,052,258
2027	3,052,258
2028	3,052,258
2029	3,052,258
Thereafter	5,484,717
20,746,009

Note 8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2024	2023
Accrued personnel costs	$3,112,470	$1,300,000
Accrued professional and other fees	347,829	480,000
Credit card obligation	110,201	-
Unearned revenue	245,765	-
Accrued interest	504,152	2,333
	$4,320,417	$1,782,333

Note 9. DEBT

Outstanding debt consists of the following:

	December 31,
	2024	2023

Merchant cash advance	$1,259,415	$-
Note payable - owners of Wellgistics	5,000,000	-
Revolving line of credit	5,531,260	-
Seller promissory note	137,141	-
Current portion of debt obligations	11,927,816	-

Merchant cash advance	$55,085	$-
Third party investor	100,000	100,000
Related party - shareholder of Wellgistics	-	250,000
Note payable - Scienture Holdings	1,300,000	-
Note payable - owners of Wellgistics	10,000,000	-
Long-term debt	11,455,085	350,000
Total debt	$23,382,901	$350,000

Wellgistics Health Inc. (formerly Danam)

In September 2023, the Company entered into two short-term note agreements for aggregate proceeds of $350,000. One note for $100,000 bears interest at 8% per annum and the Company will issue 35,000 shares of common stock upon a SPAC or merger. The other note for $250,000 is non-interest bearing and the Company will issue 5,000 shares of common stock upon a SPAC or merger. In May 2024, Scienture Holdings, Inc. (f/k/a TrXade Health, Inc.) , a related party, repaid the $250,000 note on behalf of the Company, and the note is no longer outstanding (See Note 12). In January 2024, the Company entered into a short-term note agreement for proceeds of $250,000. The note bears interest at 2% per annum and matures on May 18, 2024. As of the date of these consolidated financial statements, the note was fully repaid and is no longer outstanding.

On August 22, 2023, Wood Sage entered into a non-interest bearing promissory note (“Note”) with Integral Health pursuant to which Integral made a certain loan to Wood Sage in the amount of $1,300,000 to satisfy the purchase price under the CSP MIPA and APS MIPA. No later than 30 days after a change in control to Wood Sage, the aggregate unpaid principal balance of the Note will be due and payable by Wood Sage. As of the date of these financial statements, the note is still outstanding and the parties mutually agreed for an extension.

On October 11, 2024, the Company entered a merchant cash advance agreement with a third-party lender. This advance is secured by expected future sales transactions of the Company with expected payments on weekly basis. The Company received total proceeds of $1,500,000 against future receivables of $2,236,500. During the year ended December 31, 2024, Company made total cash repayments of $402,570, including principal repayments of $185,500 and interest expense of $217,070. As of December 31, 2024, $1,314,500 remained outstanding, of which $1,259,415 was included as a current liability on the consolidated balance sheet and the remaining $55,085 was classified as long-term.

Note payable – owners of Wellgistics, LLC

On August 23, 2024, Wellgistics Health and Wellgistics LLC entered into the Fourth Amendment to the Wellgistics MIPA. Pursuant to the amended agreement, Wellgistics Health agreed to pay Wellgistics LLC a promissory note in the aggregate principal amount of $15,000,000 plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual instalments commencing on the first anniversary of the date that registration statement becomes effective. As of December 31, 2024, the calculated interest was $425,000. As of December 31, 2024, $5,000,000 was included as a current liability on the consolidated balance sheet and the remaining $10,000,000 was classified as long-term.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term SOFR plus 11.5%, calculated and prorated daily on the daily balance. The new line of credit is collateralized by accounts receivable and inventory balances. Interest related to the line of credit amounted to $159,740 for the year ended December 31, 2024. The outstanding balance on the line of credit as of December 31, 2024 was $5,531,260, which is included as a current liability on the consolidated balance sheet. The Company assumed the initial revolving line of credit as part of the Wellgistics acquisition.

Seller Promissory Note - Wellgistics

In May 2022, Wellgistics, LLC entered into a promissory note agreement with in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC (a subsidiary of Wellgistics LLC). The promissory note bears interest at a rate of 2% per annum and will mature on April 1, 2025. Interest expense related to the promissory note was immaterial for the year ended December 31, 2024. As of December 31, 2024 the amount outstanding is $137,141, which is included as a current liability on the consolidated balance sheet. The Company assumed this debt as part of the Wellgistics acquisition.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

Year Ended December 31,
2025	$11,927,816
2026	6,455,085
2027	5,000,000
$23,382,901

Note 10. STOCKHOLDERS’ EQUITY

On October 30, 2024, the Company effected a forward stock split of all issued and outstanding shares of common stock at a ratio of 1-to-1,677,000. The Company also amended its Certificate of Incorporation to authorize 500,000,000 shares of common stock, par value $0.0001 per share from 10,000 shares of Common Stock, $0.001 par value per share prior to the amendment. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

On December 5, 2024, the Company effected a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1-for-3.75. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

On June 16, 2024, the Company issued 173,961 shares of common stock pursuant to the acquisition of Wood Sage for a fair value of $400,000.

During the year ended December 31, 2024, the Company issued 1,341,600 shares of common stock to Strategic EP, LLC for services, and 820,612 shares to employees, at a fair value of $0.50 per share.

Effective August 30, 2024, the closing of the Wellgistics acquisition, the Company issued 3,999,335 shares of common stock pursuant to the acquisition of Wellgistics, LLC for a fair value of $15,000,000.

As of December 31, 2024, the Company had 51,055,508 shares of common stock issued and outstanding.

Note 11. LEASE OBLIGATIONS

Rent is classified by function on the consolidated statements of operations as general and administrative.

The Company determines whether an arrangement is or contains a lease at inception by evaluating potential lease agreements including services and operating agreements to determine whether an identified asset exists that the Company controls over the term of the arrangement. Lease commencement is determined to be when the lessor provides access to, and the right to control, the identified asset.

The rental payments for the Company’s leases are typically structured as either fixed or variable payments. Fixed rent payments include stated minimum rent and stated minimum rent with stated increases. The Company considers lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from the calculation of lease liabilities.

In May 2024, the Company entered into a lease agreement for office space in Tampa, Florida. As a result, the Company recognized a right-of-use asset and corresponding lease liability, calculated using a discount rate of 8.36%. The lease includes a monthly base rent of $18,792 and expired in June 2027. The lease required a security deposit by Wellgistics Health of $35,855 and Wellgistics, LLC of $31,871.

On June 9, 2023, Intergra Pharma Solutions entered into First amendment to the Vector Collective lease, which is sublease to Wellgistics Pharmacy. The lease includes a monthly base rent of $4,714.41 from and after November 16, 2023 and expires on November 15, 2026. Wellgistics Pharmacy recognized a right-of-use asset and corresponding lease liability, calculated using a discount rate of 8.36%.

In January 2022, Wellgistics LLC entered into lease agreement for warehousing facility located in Lefrois, Florida, which has a lease term of 75 months, set to expire in March 2028, with a monthly base rent of $26,303. Wellgistics LLC recognized a right-of-use asset and corresponding lease liability, calculated using a discount rate of 6.21%.

The following is the summary of operating lease assets and liabilities:

December 31,
2024
Operating Leases
Right-of-use assets	$1,528,128

Short-term lease liabilities	519,490
Long-term lease liabilities	1,096,372
Total lease liabilities	$1,615,862

Weighted Average Remaining Lease Term	2.92
Weighted Average Discount Rate	8.36%

The following is the summary of future minimum payments:

December 31, 2024
2025	$609,979
2026	621,530
2027	458,656
Thereafter	84,977
Total lease payments	1,775,142
Less: Imputed interest	(159,280)
Total	$1,615,862

Note 12. RELATED PARTY TRANSACTIONS

The Company had transactions with Scienture Holdings, Inc. and group (f/k/a/ TrXade Health, Inc / TRG / TrXade Health / Scienture). and group which included Integra Pharma Solutions, LLC (IPS), in which the board members of the Company are currently the management. The common management between the entities classifies Scienture as a related party.

Wellgistics, LLC. was previously partly owned by a private equity company, Nomad Capital, which has ownership interest in a few portfolio companies and Wellgistics, LLC. had transactions with some of the affiliated companies of Nomad Capital. Operating expenses, which include software expenses and marketing expenses, with affiliated companies, are recorded within general and administrative expenses. Wellgistics, LLC. is charged a managerial service fee by the members of Nomad, which is recorded within general and administrative expenses.

The Company had transactions with Scietech, LLC. where a 31% investor is the spouse of one of the Directors of the Company, which qualifies as a related party.

The Company also had transactions with Green Apotoker, LLC. which qualifies as a related party on account of a managerial personnel of the Company having a significant influence.

The following is a summary of due from and to related parties:

	December 31,
	2024	2023
Due from TRG	$146,000	$-
Due from IPS	305,000	-
Due from Scienture Holdings	570,000	337,000
Due from related parties	$1,021,000	$337,000

Due to TRG	$9,351	$-
Due to IPS	3,764,000	-
Due to Scienture Holdings	1,171,419	-
Due to Wellgistics Pharmacy	-	67,793
Due to related parties	$4,944,770	$67,793

	December 31,
	2024	2023
Accounts payable from affiliates of Company	$25,500	$-
Accounts receivable from affiliates of Company	$271,298	$-

The Company had the following transactions with related parties:

	December 31,
	2024	2023
Sales to Integra Pharma Solutions, LLC	$746,428	$-

IT Support fees paid to Scietech LLC	$9,750	$-
IT expenses paid to Cingo Solutions	$80,355	$-
IT expenses paid to Birch OS & RxERP	$100,112	$-
Management services fees paid to Nomad Capital	$105,186	$-
Business development and consultation fees paid to Green Apoteker LLC	$25,500	$-

Note 13. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Wellgistics, LLC has investments in affiliates that are not consolidated. As of December 31, 2024, the Company had an investment in Gift Health totaling $17,671.

Note 14. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings arising from the normal course of business activities. The Company, in conjunction with its legal counsel, assesses the need to record a liability for litigation or loss contingencies. A liability is recorded when and if it is determined that such a liability for litigation or loss contingencies is both probable and estimable.

Although the results of legal proceedings and claims cannot be predicted with certainty, the Company is not currently a party to any legal proceedings, which would, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows, or financial position.

Note 15. INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carry forwards. For the years ended December 31, 2024 and 2023, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$2,467,687	$735,387
Valuation allowance	(2,467,687)	(735,387)
Net deferred tax assets	$-	-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2024 and no history of generating taxable income. Therefore, valuation allowances of $2,467,687 and $735,387 were recorded as of December 31, 2024 and 2023, respectively. Valuation allowance increased by $1,732,300 and $730,137 during the years ended December 31, 2024 and 2023, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be 25.35%. The effective rate is reduced to 0% for 2024 and 2023 due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2024 and 2023, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of $6,856,226 and $2,895,684, respectively, which can be carry forward indefinitely.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is not presently subject to any income tax audit in any taxing jurisdiction, though its 2022-2023 tax years remain subject to examination by U.S. federal and state jurisdictions.

Wood Sage and Wellgistics, with the consent of its members, have elected to be taxed as partnerships under both federal and state provisions. Under these provisions, the Company does not pay income taxes on its taxable income. Instead, each member reports on their income tax return their proportionate share of the Company’s taxable income and tax credits.

Note 16. SUBSEQUENT EVENTS

Initial Public Offering

On February 20, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Craft Capital Management LLC (the “Underwriters”), relating to the Company’s initial public offering (the “Offering” or “IPO”) of 888,889 shares of common stock, par value at a public offering price of $4.50 per share, generating gross proceeds of $4,000,000.

The shares of common stock were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-280945), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 22, 2024, and later amended (as amended, the “Registration Statement”). The Registration Statement was declared effective by the Commission on February 14, 2025. The closing of the Offering took place on February 24, 2025. A final prospectus describing the terms of the offering was filed with the Commission on February 21, 2025.

The Company’s common stock commenced trading on the Nasdaq Capital Market LLC on February 21, 2025, under the symbol “WGRX”. The IPO generated net proceeds to the Company of approximately $ 3.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The Company intends to use the net proceeds from the offering to increase its capitalization, provide financial flexibility, and enhance visibility into the marketplace as well as to create a public market for the common stock and for general corporate purposes, including establishing working capital, funding marketing initiatives, and facilitating capital expenditures.

Consulting Agreements

On February 25, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Consulting Agreement, Hudson agreed, for a period of thirty (30) days, to provide the Company with business advisory services, guidance on growth strategies, and networking opportunities for general business purposes. As consideration with Hudson’s services, the Company agreed to (i) pay Hudson a fee of $250,000 and (ii) cause the issuance in restricted book entry form of 52,000 shares of the Company’s common stock. If the Company proposes to file any registration statement covering any of its securities, the Company agreed to provide Hudson with notice of such registration statement and to effect the registration of any portion of Hudson’s shares of common stock, as directed by Hudson, to the extent required to permit the resale and disposition of its shares of common stock.

On March 17, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Draper, Inc., a Nevada corporation (“Draper”). Pursuant to the Consulting Agreement the Company agreed to engage Draper as an independent consultant and Draper agreed to provide the Company with investor relations and business development services, including but not limited to the following: (i) reviewing the Company’s financial requirements; (ii) analyzing and assessing alternatives for the Company’s financial requirements; (iii) providing introductions to professional analysts and money managers; (iv) assisting the Company in financing arrangement to be determined and governed by separate and distinct financing agreements; (v) providing analysis of the Company’s industry and competitors in the form of general industry reports provided directly to Company and (vi) assisting the Company in advising of potential merger partners and developing corporate partnering relationships. The Consulting Agreement has an initial term of three months and automatically renews for successive one-month terms until terminated. Either party may terminate the Consulting Agreement by providing written notice at least seven days prior to the end of the then-current term.

In exchange for the services to be provided by Draper pursuant to the Consulting Agreement, the Company agreed to pay Draper a total of 100,000 restricted shares of the Company’s common stock to be delivered promptly following execution of the Consulting Agreement. The Company will owe Draper an additional 100,000 shares of restricted shares of common stock for each subsequent term under the Consulting Agreement.

Chief Executive Officer

On February 28, 2025, the Board of Directors promoted Brian Norton to serve as the Company’s Chief Executive Officer effective as of February 28, 2025 (the “Effective Date”). Mr. Norton will succeed Timothy Canning, who served as the Company’s Chief Executive Officer since January 18, 2024, and who is resigning from his position, effective as of the Effective Date. Mr. Canning’s decision to resign is not the result of any dispute or disagreement with the Company, the Company’s management or the Board on any matter relating to the Company’s operations, policies or practices.

Management has evaluated subsequent events through March 25, 2025, the date the financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, under the supervision of our Audit Committee. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.

Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Resignation of Officer

Effective February 28, 2025, Tim Canning voluntarily resigned as Chief Executive Officer of the Company. Mr. Canning’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. We appointed Brian Norton to succeed Tim Canning as the Company’s Chief Executive Officer effective February 28, 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers as of March 25, 2025.

Name	Age	Position	Director Since
Brian Norton	46	Chief Executive Officer
Vishnu Balu	46	Chief Financial Officer
Dr. Shafaat Pirani	35	Chief Clinical Officer
Prashant Patel	50	Chief Strategy Officer and Vice Chairman of the Board	2022
Suren Ajjarapu	54	Chairman of the Board	2022
Sajid Syed*	62	Director	2024
Donald W. Anderson*	67	Director	2023
Rebecca Shanahan*	71	Director	2024

*Independent Director

Executive Officers

Brian Norton recently was appointed as the Company’s Chief Executive Officer effective February 28, 2025. Previously, Mr. Norton served as Chief Executive Officer and Founder of Wellgistics LLC. Brian spent the past ten years transforming the independent pharmacy supply chain, providing innovative solutions beyond traditional product procurement and delivery. Now, under Wellgistics Health, as the Chief Executive Officer he leads a bold new vision—building a deeper ecosystem that empowers independent pharmacies, challenging outdated industry practices, and integrating cutting-edge technology to drive efficiency. With over two decades of experience, Brian has a well-established track record in the healthcare sector, driving innovation and substantial market disruptions. Beyond his professional pursuits, Brian is a dedicated humanitarian. He co-founded and chairs The Rescue Fund (TRF), a non-profit aimed at combating global human trafficking and earlier spent two years as a missionary in Argentina for the LDS Church. Following his mission work, Brian went on to pursue a degree in Entrepreneurship from Davenport University before starting his first business.

Vishnu Balu has over 24 years of experience in corporate strategy, corporate finance, risk management, and M&A in diverse industries including Consumer Products, Consulting and Commercial Banking. He has a successful track record of building global teams leading strategic initiatives, including domestic and cross-border M&A, SPAC-M&A, PE fund raise, operating model restructuring, and functional finance transformation. Vishnu is adept in implementing business transformation programs and overseeing global cross-functional talent pools. Vishnu attended the AMP at Harvard Business School, earned his MBA from IIM-Bangalore with a merit scholarship, and he is also a Rank Holder Chartered Accountant. Vishnu was featured among the Top 5 Young Achievers by the IIM-B Alumni Magazine.

Dr. Shafaat Pirani joined the Company as Chief Clinical Officer in February 2023. Dr. Pirani has over 10 years of experience across various sectors of pharmacy including interdisciplinary clinical care, mail-order operations, pharmaceutical supply chain, and digital health. Most recently, he led the business and product teams to create sustainable digital health programs and applications while serving as the Chief Clinical and Regulatory Compliance Officer for Scienture. He is a Board-Certified Geriatric Pharmacist and holds various certifications for medication therapy management, pharmacogenomics, and teaching with several prestigious universities across Florida. Dr. Pirani earned his Doctorate of Pharmacy from the University of South Florida College of Pharmacy and is an honorary member of Phi Lambda Sigma, the distinguished pharmacy leadership society. Dr. Pirani is committed to clinical excellence and focused on innovating health-tech to build patient-centric digital health solutions that create value for all stakeholders across the healthcare continuum while improving access and outcomes for patients.

Prashant Patel is a Director, Chief Strategy Officer and Vice Chairman of the Board of Directors of the Company. He served on the board of Scienture from its acquisition of TRxADE Group, Inc., a Nevada corporation on January 8, 2014, until January 16, 2025. He is an entrepreneur and a registered Pharmacist with experience in multiple aspects of the pharmaceutical supply chain. He started several starts ups including Retail/Community Pharmacy before expanding into pharmaceuticals distribution and sales, focusing on pharmaceutical disposal and reverse distribution. He has also been a consultant to several return logistics pharmaceutical companies over the years. Mr. Patel possesses an excellent vision to bring transparency, efficiency and cost benefits to US pharmaceutical channel partners. After graduating with a BPharm from University of Nottingham/UK, Mr. Patel completed MSC in Transport, Trade & Finance from Cass Business School, City University, UK.

Non-Employee Directors

Suren Ajjarapu is Chairman of the board of directors of the Company. Mr. Ajjarapu has served Scienture as Chairman of the Board, Chief Executive Officer, and Secretary since Scienture’s acquisition of TRxADE Nevada on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of TRxADE Nevada since its inception. Mr. Ajjarapu has also served as Chairman and Chief Executive Officer of Kernel Group Holdings, Inc. (NASDAQ: KRNL), a special purpose acquisition company, since December 2022, served as Chairman and Chief Executive Officer of Oceantech Acquisitions I Corp. (NASDAQ: OTEC), a special purpose acquisition company, since March 2023, and served as a director and the Chief Executive Officer of Integrated Wellness Acquisition Corp (NYSE: WEL), a special purpose acquisition company, since January 2024 and February 2024, respectively. Mr. Ajjarapu served as Chairman and Chief Executive Officer of Aesther Healthcare Acquisition Corp. (NASDAQ: AEHA), a special purpose acquisition company, from June 2021 until the completion of its initial business combination in February 2023. Mr. Ajjarapu now serves as a director of the post-combination company Ocean Biomedical, Inc. (NASDAQ: OCEA). Mr. Ajjarapu also served as Chairman and Chief Executive Officer of PowerUp Acquisition Corp. (NASDAQ: PWUP), a special purpose acquisition company, from August 2023 until the completion of its initial business combination in February 2024. Mr. Ajjarapu served as Chairman and Chief Executive Officer of Semper Paratus Acquisition Corporation (NASDAQ: LSGT), a special purpose acquisition company, from June 2023 until the completion of its initial business combination in February 2024. Mr. Ajjarapu now serves as a director of the post-combination company Tevogen Bio Holdings Inc. (Nasdaq AMERICAN: TVGN). Mr. Ajjarapu also serves as a director and is the former Chief Executive Officer of Wellgistics Health. Mr. Ajjarapu has served on the board of directors of Kano Energy, Inc, which is involved in developing renewable natural gas sites in USA, since 2018. Mr. Ajjarapu has also served as Chairman of Feeder Creek Group, Inc., since March 2018. Feeder Creek Group, Inc. is a company involved in developing renewable natural gas sites in Iowa. Mr. Ajjarapu was a Founder, Chief Executive Officer and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, Chief Operating Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Sajid Syed, RPh Chairman of Princeton Stone House Capital, is a distinguished figure in the pharmaceutical industry, having founded and sold successful pharmaceutical service companies like InfuRx and Sanovia Corporation. As President of Acro Pharmaceutical Services, he oversaw its acquisition by Lincare before its eventual sale to CVS Health Corporation. Currently, he chairs Apovia, a pharmacy management group in Philadelphia, while also actively participating in community service and serving on nonprofit boards, showcasing his multifaceted contributions to both industry and society.

Donald W. Anderson has over forty-five years of experience in the healthcare and pharmacy industry. Most recently retiring as President & CEO of Independent Pharmacy Cooperative from 2009-2022. IPC is the nation’s largest group purchasing organization with 2,500 member stores, and servicing over 10,000 independent pharmacies in all fifty states and Puerto Rico. Prior to joining IPC, Mr. Anderson served as Vice President of Business Development for Long’s Drug Stores, a former chain based in northern California where he was responsible for two mail order facilities, three central-fill pharmacies, pharmacy call center operations, and non-store pharmacy systems. Throughout his career, Mr. Anderson has held various executive level positions including President & CEO of Professional Homecare Services, Regional Vice President, Managed Care & Payor Relations with Catholic Healthcare West, a hospital chain based in San Francisco, California. As part of his lengthy career in healthcare and pharmacy, Mr. Anderson was National Vice Presidents, Sales and Pharmacy Operations for a national third-party administrator and pharmacy benefits management company. Mr. Anderson holds a Bachelor of Science in Business and Master of Business Administration. His areas of expertise cover many aspects of business including mergers and acquisitions, business operations, distribution, contract negotiations, sales and marketing, executive leadership, and board governance. Mr. Anderson has served with numerous boards including, past Board President of the Federation of Pharmacy Networks, past Board President of Choice Rx Solutions, and as board director of Arizona Medical Network (PPO), RxAmerica Part D Plan, Smart D Insurance, and RxAlly. He has also served as an Advisory Board member with McKesson’s National Independent Advisory Board, the National Community Pharmacists Association Foundation Advisory Board, Surescripts Chain Pharmacy Advisory Board, TRxADE National Advisory Board, and University of South Florida Digital Marketing Program Advisory Board.

Rebecca Shanahan has built, operated and sold a number of healthcare and pharmacy services organizations throughout her 30 year career. Ms. Shanahan built Primary Care and Ambulatory Outpatient Networks at IU/Methodist and University of Chicago. She built and led a number of specialty and compounding pharmacies, including Priority Healthcare, Aetna Specialty Pharmacy, Oncology Therapeutics Network, Oncology Plus, Shoppers Drug Mart and Avella Specialty Pharmacy. Since 2008, through Shanahan Capital Ventures, Ms. Shanahan provides advisory services to investors in pharmacy services, provider and payor network development and growth, digital health and pathways companies, logistics, distribution and pharmacy benefits consultants. As an advisor to Cardinal she supported the growth of its Specialty Solutions division and its Community Specialty Pharmacy Network. She provides executive board leadership, participates on boards of directors of healthcare services companies and is an investor in early stage and middle market companies. In addition to Wellgistics Health, Ms. Shanahan currently serves on the boards of directors of Vantage Point Logistics, Hatch and TruDataRx. She previously served on the board of directors of Proxsys, Biomatrix Infusion Pharmacy, Parcel Shield, Health Beacon, AireHealth and EquiScript. She also is a member of the board of directors of the National Association of Specialty Pharmacies. Ms. Shanahan is a graduate of the Indiana University School of Law.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Audit Committee

Our board of directors has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee currently consists of Donald W. Anderson, Rebecca Shanahan, and Sajid Syed, with Sajid Syed serving as the chair of the committee. Our board of directors determined that Mr. Syed qualifies as an audit committee financial expert within the meaning of the rules and regulations of the SEC and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, our board of directors considered Mr. Syed’s formal education and previous experience in financial roles.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is available through our website at https://wellgisticshealth.com/code-of-ethics. We intend to disclose any changes in our code of ethics or waivers from it that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website or by filing with the SEC a Current Report on Form 8-K, in each case in accordance with applicable SEC or Nasdaq rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner, except as follows:

●	Due to an administrative error, Mr. Ajjarapu filed six days late a Form 3 (filed February 24, 2025) relating to shares held prior to the Company’s initial public offering.
●	Due to an administrative error, Mr. Anderson filed six days late a Form 3 (filed February 24, 2025) relating to shares held prior to the Company’s initial public offering.
●	Due to an administrative error, Dr. Pirani filed ten days late a Form 3 (filed February 28, 2025) relating to shares held prior to the Company’s initial public offering.
●	Due to an administrative error, Ms. Shanahan filed ten days late a Form 3 (filed February 28, 2025) relating to shares held prior to the Company’s initial public offering.
●	Due to an administrative error, Mr. Syed filed ten days late a Form 3 (filed February 28, 2025) relating to shares held prior to the Company’s initial public offering.
●	Due to an administrative error, Mr. Norton filed 22 days late a Form 3 (filed March 12, 2025) relating to shares held prior to the Company’s initial public offering.
●	Due to an administrative error, Mr. Panchal filed 24 days late a Form 3 (filed February 24, 2025) relating to shares held prior to the Company’s initial public offering.
●	Due to an administrative error, Mr. Patel filed 32 days late a Form 3 (filed March 21, 2025) relating to shares held prior to the Company’s initial public offering.

Insider Trading Policy

All employees, officers and directors of the Company or any of our subsidiaries are subject to our Insider Trading Policy. The policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. The policy also prohibits trading in Company securities during certain pre-established blackout periods around the filing of periodic reports and the public disclosure of material information. The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build. To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities.

ITEM 11.	EXECUTIVE COMPENSATION

We are an “emerging growth company” within the meaning of the Securities Act and have elected to comply with the reduced compensation disclosure requirements available to such emerging growth companies. Under Item 402 of Regulation S-K, (i) our principal executive officer or the individual in a similar capacity during the year ended December 31, 2024, regardless of compensation level, (ii) our two most highly compensated executive officers other than persons described in the preceding clause (i) who were serving as our executive officers at December 31, 2024; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2024, are considered our “named executive officers” or “NEOs.”

As of December 31, 2024, our NEOs and their respective positions were:

●	Suren Ajjarapu, Former Chief Executive Officer;
●	Prashant Patel, Former Chief Operating Officer and Current Chief Strategy Officer;
●	Tim Canning, Former Chief Executive Officer;
●	Dr. Shafaat Pirani, Chief Clinical Officer and Executive Vice President Healthcare Operations; and
●	Brian Norton, Current Chief Executive Officer.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2024 and 2023.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
	Year	($)	($)	($)	($)	($)	($)		($)
Name and Principal Position
Suren Ajjarapu(1)	2024	400,000	—	—	—	—	—		400,000
Former Chief Executive Officer	2023	400,000	—	—	—	—	—		400,000

Prashant Patel(2)	2024	400,000	—	—	—	—	—		400,000
Chief Operating Officer	2023	400,000	—	—	—	—	—		400,000

Dr. Shafaat Pirani(4)	2024	275,000	—	—	—	—	—		275,000
Chief Clinical Officer and Executive Vice President Healthcare Operations	2023	275,000	—	—	—	—	—		275,000

Tim Canning(3)	2024	300,000	—	—	—	—	30,000	(5)	330,000
Former Chief Executive Officer	2023	—	—	—	—	—	—		—

Brian Norton(6)	2024	—	—	—	—	—	—		—
Current Chief Executive Officer	2023	—	—	—	—	—	—		—

(1) Mr. Ajjarapu was accrued salary for 2023 and 2024. Pursuant to the Executive Employment Agreement between Wellgistics Health and Suren Ajjarapu dated January 1, 2023, Mr. Ajjarapu’s annual base salary is $400,000.

(2) Mr. Patel was accrued salary for 2023 and 2024. Pursuant to the Executive Employment Agreement between

Wellgistics Health and Prashant Patel dated January 1, 2023, Mr. Patel’s annual base salary is $400,000.

(3) Mr. Canning began serving as Wellgistics Health’s Chief Executive Officer as of January 18, 2024. As such, Mr. Canning did not receive compensation for the fiscal year ending December 31, 2023. Pursuant to the Executive Employment Agreement between Wellgistics Health and Tim Canning, dated January 18, 2024, Mr. Canning’s initial annual base salary is $300,000. Mr. Canning indicated resigned as the Company’s Chief Executive Officer effective February 28, 2025.

(4) Pursuant to the Executive Employment Agreement between Wellgistics Health and Dr. Shafaat Pirani dated February 10, 2023, Dr. Pirani’s annual base salary is $275,000.

(5) Represents a monthly apartment allowance of $2,500.

(6) Mr. Norton began serving as the Company’s Chief Executive Officer as of February 28, 2025, and, therefore, disclosure of his compensation would have been required but for the fact that he did not serve in that role as of December 31, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by Wellgistics Health’s named executive officers on December 31, 2024.

Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Suren Ajjarapu	—	$—

Prashant Patel	—	$—

Dr. Shafaat Pirani	—	$—

Tim Canning	—	$—

Brian Norton	—	$—

Narrative to the 2024 Summary Compensation Table

Employment Agreements.

Mr. Ajjarapu entered into an executive employment agreement with the Company on August 9, 2023. The initial term of the agreement begins on December 31, 2023, and expires on December 31, 2025. The term will be automatically renewed until the agreement is terminated pursuant to its terms. Mr. Ajjarapu’s initial annual base salary is $400,000 and such base salary will be subject to adjustment by the compensation committee each year. Mr. Ajjarapu is also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 200% of his base salary. Such bonus amounts will be determined by the compensation committee. Furthermore, Mr. Ajjarapu will receive shares of the Company’s common stock as of December 31 for the entirety of the term of the agreement. In addition to certain customary benefits, Mr. Ajjarapu will receive a monthly automobile allowance of $2,000.

Mr. Patel entered into an executive employment agreement with Wellgistics Health on August 9, 2023. The initial term of the agreement began on December 31, 2023, and expires on December 31, 2025. The term will be automatically renewed until the agreement is terminated pursuant to its terms. Mr. Patel’s initial annual base salary is $400,000 and such base salary will be subject to adjustment by the compensation committee each year. Mr. Patel is also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 200% of his base salary. Such bonus amounts will be determined by the compensation committee. Furthermore, Mr. Patel will receive shares of Wellgistics Health common stock as of December 31 for the entirety of the term of the agreement. In addition to certain customary benefits, Mr. Patel will receive a monthly automobile allowance of $2,000.

Dr. Pirani entered into an executive employment agreement with Wellgistics Health on February 10, 2023. The initial term of the agreement began on June 16, 2024, the date of closing of the Wood Sage Acquisition, and expires on June 30, 2028. The term will be automatically renewed until the agreement is terminated pursuant to its terms. Dr. Pirani’s initial annual base salary is $275,000 and such base salary will be subject to adjustment by the board of directors each year. Dr. Pirani is also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 20% of his base salary. Such bonus amounts will be determined by the board of directors. Furthermore, Dr. Pirani will receive shares of Wellgistics Health common stock as of December 31 for the entirety of the term of the agreement.

During 2024, we entered into executive employment agreements with certain individuals to serve Wellgistics Health in various officer capacities. One such individual is Tim Canning, who replaced Mr. Ajjarapu as Wellgistics Health’s Chief Executive Officer effective January 18, 2024. As of the filing date of the registration statement of which this prospectus forms a part, Wellgistics Health’s NEOs are:

●	Tim Canning, Chief Executive Officer;
●	Prashant Patel, Chief Strategy Officer and Vice Chairman of the Board; and
●	Dr. Shafaat Pirani, Chief Clinical Officer

Mr. Canning entered into an executive employment agreement with Wellgistics Health on January 18, 2024. The initial term of the agreement expires on December 31, 2026, and the term will be automatically renewed until the agreement is terminated pursuant to its terms. Mr. Canning’s initial annual base salary is $300,000 and such base salary will be subject to adjustment by the compensation committee each year. Mr. Canning is also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 75% of his base salary. Such bonus amounts will be determined by the compensation committee. In addition to certain customary benefits, Mr. Canning will receive a monthly apartment allowance of $2,500. Mr. Canning resigned from the Company effective February 28, 2025.

Mr. Norton succeeded Mr. Canning as the Company’s Chief Executive Officer effective February 28, 2025. On March 3, 2025, we entered into an executive employment agreement with Mr. Norton. The initial term of the agreement began on March 3, 2025, and expires on December 31, 2025. The term will be automatically renewed until the agreement is terminated pursuant to its terms. The agreement provides for an annual base salary of $490,000. Mr. Norton’s base salary may increase as determined by the Compensation Committee of the Company’s Board of Directors in its sole discretion, and will increase by 5% in the event Mr. Norton meets at least 90% of certain annual performance metrics established by the Compensation Committee. Furthermore, Mr. Norton is eligible for a performance based bonus of up to 100% of his base salary as determined by the Compensation Committee that is contingent upon the achievement of certain performance objectives and a yearly discretionary cash stock or equity bonus in an amount determined by the Compensation Committee. Mr. Norton’s employment agreement provides an automobile allowance of $1,000 per month and a relocation allowance of $15,000. On the Effective Date, Mr. Norton will be granted Restricted Stock Units (“RSU”) Awards of 9,000,000 shares of the Company’s common stock that vest over three years in equal amounts contingent upon the Company realizing certain gross revenue and gross profit targets. In the event that Mr. Norton resigns for “good reason” or is terminated by the Company without “cause,” each as defined in Mr. Norton’s employment agreement, or a change of control takes place, all outstanding and unvested RSUs will immediately accelerate and vest in full. Under Mr. Norton’s employment agreement, Mr. Norton will be eligible for other employee benefits in accordance with the Company’s policies and plans.

Components of Compensation for Fiscal Year 2024

Base Salary and Bonuses. As existing executive officers and NEOs, Dr. Pirani and Mr. Norton receive a base salary and bonuses to compensate them for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts will be established based on consideration of, among other factors, the scope of the NEO’s position, responsibilities and years of service and the compensation committee’s general knowledge of the competitive market, based on, among other things, experience with other similarly situated companies and Wellgistics Health’s industry and market data reviewed by the compensation committee.

Incentive Plan. We have adopted the Amended and Restated 2023 Equity Incentive Plan (the “Incentive Plan”) in order to facilitate the grant of equity incentives to our directors, employees (including our NEOs) and consultants and certain of our affiliates and to enable us and certain of our affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The below sets forth the principal features of the Incentive Plan.

Administration. The Incentive Plan is administered by the compensation committee of the board of directors, which may delegate different levels of authority to different committees or persons with administrative and grant authority under the Incentive Plan (referred to collectively as the “Administrator”), subject to certain limitations that may be imposed under the Incentive Plan, Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The Administrator has broad authority under the Incentive Plan, including, without limitation, the authority:

●	to select eligible participants and determine the type(s) of award(s) that they are to receive;

●	to grant awards and determine the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and, in the case of share-based awards, the number of shares to be offered or awarded;

●	to determine any applicable vesting and exercise conditions for awards (including any applicable performance and/or time-based vesting or exercisability conditions) and the extent to which such conditions have been satisfied, or determine that no delayed vesting or exercise is required, to determine the circumstances in which any performance-based goals (or the applicable measure of performance) will be adjusted and the nature and impact of any such adjustment, to establish the events (if any) on which exercisability or vesting may accelerate (including specified terminations of employment or service or other circumstances), and to accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards (subject in the case of options and stock appreciation rights to the maximum term of the award);

●	to cancel, modify, or waive our rights with respect to, or modify, discontinue, suspend, or terminate any or all outstanding awards, subject to any required consents;

●	subject to the other provisions of the Incentive Plan, to make certain adjustments to an outstanding award and to authorize the conversion, succession or substitution of an award;

●	to determine the method of payment of any purchase price for an award or shares of the Company’s common stock delivered under the Incentive Plan, as well as any tax-related items with respect to an award, which may be in the form of cash, check, or other acceptable instrument, by the delivery of already-owned shares of the Company’s common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the Administrator may authorize, or any other form permitted by law;

●	to modify the terms and conditions of any award, establish sub-plans and agreements and determine different terms and conditions that the Administrator deems necessary or advisable to comply with laws in the countries where we or one of our subsidiaries operates or where one or more eligible participants reside or provide services;

●	to approve the form of any award agreements used under the Incentive Plan; and

●	to construe and interpret the Incentive Plan, make rules for the administration of the Incentive Plan, and make all other determinations for the administration of the Incentive Plan.

Eligibility. All of our officers and employees and officers and employees of our subsidiaries (including all of our named executive officers), each of the members of our board of directors who are not employed by us or any of our subsidiaries (“Non-Employee Directors”), and certain independent contractor consultants who provide bona fide services to us or one of our affiliates are eligible to receive awards under the Incentive Plan.

Limitation on Awards and Shares Available. The number of shares initially available for issuance under awards granted pursuant to the Incentive Plan is 43,506,064 shares of the Company’s common stock (the “Share Limit”). In addition, the Share Limit shall automatically increase on January 1 of each calendar year during the term of the Incentive Plan, by an amount equal to the lesser of (i) three percent (3%) of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of the Company’s common stock as may be established by the Administrator.

The following other limits are also contained in the Incentive Plan. These limits are in addition to, and not in lieu of, the Share Limit for the plan described above.

●	The maximum number of shares that may be delivered pursuant to options qualified as incentive stock options granted under the plan is the Share Limit. (For clarity, any shares issued in respect of incentive stock options granted under the plan will also count against the overall Share Limit above.)

●	Awards that are granted under the Incentive Plan during any one calendar year to any person who, on the grant date of the award, is a Non-Employee Director shall not exceed the number of shares that produce a grant date fair value for the award that, when combined with (i) the grant date fair value of any other awards granted under the Incentive Plan during that same calendar year to that individual in his or her capacity as a Non-Employee Director and (ii) the dollar amount of all other cash compensation payable by Wellgistics Health to such Non-Employee Director for his or her services in such capacity during that same calendar year (regardless of whether deferred and excluding any interest or earnings on any portion of such amount that may be deferred), is $750,000; provided that this limit is $1,000,000 as to any new Non-Employee Director for the calendar year in which the non-employee director is first elected or appointed to the board of directors. For purposes of this limit, the “grant date fair value” of an award means the value of the award as of the date of grant of the award and as determined in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation (“ASC 718”) or successor provision but excluding the impact of estimated forfeitures related to service-based vesting provisions. This limit does not apply to, and will be determined without taking into account, any award granted to an individual who, on the grant date of the award, is an officer or employee of Wellgistics Health or one of its subsidiaries. This limit applies on an individual basis and not on an aggregate basis to all Non-Employee Directors as a group.

Awards. The Incentive Plan authorizes stock options, stock appreciation rights, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. The Incentive Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash.

A stock option is the right to purchase shares of the Company’s common stock at a future date at a specified price per share (the “exercise price”). The per share exercise price of an option generally may not be less than the fair market value of a share of the Company’s common stock on the date of grant. The maximum term of an option is ten years from the date of grant. An option may either be an incentive stock option or a nonqualified stock option. Incentive stock option benefits are taxed differently from nonqualified stock options, as described under “U.S. Federal Income Tax Consequences of Awards Under the Incentive Plan” below. Incentive stock options are also subject to more restrictive terms and are limited in amount by the Internal Revenue Code of 1986, as amended (the “Code”) and the Incentive Plan. Incentive stock options may only be granted to employees of Wellgistics Health or a subsidiary.

A stock appreciation right is the right to receive payment of an amount equal to the excess of the fair market value of share of the Company’s common stock on the date of exercise of the stock appreciation right over the base price of the stock appreciation right. The base price will be established by the Administrator at the time of grant of the stock appreciation right and generally may not be less than the fair market value of a share of the Company’s common stock on the date of grant. Stock appreciation rights may be granted in connection with other awards or independently. The maximum term of a stock appreciation right is ten years from the date of grant.

The other types of awards that may be granted under the Incentive Plan include, without limitation, stock bonuses, restricted stock, restricted stock units, performance stock, stock units or phantom stock (which are contractual rights to receive shares of stock, or cash based on the fair market value of a share of stock), dividend equivalents which represent the right to receive a payment based on the dividends paid on a share of stock over a stated period of time, or similar rights to purchase or acquire shares, and cash awards.

Any awards under the Incentive Plan (including awards of stock options and stock appreciation rights) may be fully-vested at grant or may be subject to time- and/or performance-based vesting requirements.

Dividend Equivalent Rights. The Administrator may grant dividend equivalent rights as a component of an award of restricted stock units or as a freestanding award. Dividend equivalent rights may be settled in cash or shares of the Company’s common stock, or a combination thereof. A dividend equivalent right granted as a component of an award of restricted stock units will provide that such dividend equivalent right shall be settled only upon settlement or payment of, or lapse of restrictions on, such other award, and that such dividend equivalent right shall expire or be forfeited or annulled under the same conditions as such other award.

Assumption and Termination of Awards. If an event occurs in which we do not survive (or does not survive as a public company in respect of the Company’s common stock), including, without limitation, a dissolution, merger, combination, consolidation, conversion, exchange of securities, or other reorganization, or a sale of all or substantially all of the business, stock or assets of the Company, awards then-outstanding under the Incentive Plan will not automatically become fully vested pursuant to the provisions of the Incentive Plan so long as such awards are assumed, substituted for or otherwise continued. However, if awards then-outstanding under the Incentive Plan are to be terminated in such circumstances (without being assumed or substituted for), such awards would generally become fully vested (with any performance goals applicable to the award being deemed met at the “target” performance level), subject to any exceptions that the Administrator may provide for in an applicable award agreement. The Administrator also has the discretion to establish other change in control provisions with respect to awards granted under the Incentive Plan. For example, the Administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event or in connection with a termination of the award holder’s employment.

Transfer Restrictions. Subject to certain exceptions contained in Section 12(b) of the Incentive Plan, awards under the Incentive Plan generally are not transferable by the recipient other than by will or the laws of descent and distribution and are generally exercisable, during the recipient’s lifetime, only by the recipient. Any amounts payable or shares issuable pursuant to an award generally will be paid only to the recipient or the recipient’s beneficiary or representative. The Administrator has discretion, however, to establish written conditions and procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable federal and state securities laws and are not made for value (other than nominal consideration, settlement of marital property rights, or for interests in an entity in which more than 50% of the voting securities are held by the award recipient or by the recipient’s family members).

Adjustments. As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the Incentive Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.

No Limit on Other Authority. The Incentive Plan does not limit the authority of our board of directors or any committee to grant awards or authorize any other compensation, with or without reference to the Company’s common stock, under any other plan or authority.

Termination of or Changes to the Incentive Plan. The board of directors may amend or terminate the Incentive Plan at any time and in any manner. Stockholder approval for an amendment will be required only to the extent then required by applicable law or deemed necessary or advisable by the board of directors. Unless terminated earlier by the board of directors and subject to any extension that may be approved by stockholders, the authority to grant new awards under the Incentive Plan will terminate on the tenth anniversary of its establishment. Outstanding awards, as well as the Administrator’s authority with respect thereto, generally will continue following the expiration or termination of the plan. Generally speaking, outstanding awards may be amended by the Administrator (except for a repricing), but the consent of the award holder is required if the amendment (or any plan amendment) materially and adversely affects the holder.

U.S. Federal Income Tax Consequences of Awards under the Incentive Plan. The following is a summary of some of the material federal income tax consequences to participants in the Incentive Plan under current federal tax laws. This summary deals with the general tax principles that apply and is provided only for general information. Certain types of taxes, such as state, local or international income taxes, are not discussed. Tax laws are complex and subject to change and may vary depending on individual circumstances and from locality to locality. The summary does not discuss all aspects of income taxation that may be relevant to a participant in light of his or her personal investment circumstances and, among other considerations, does not describe the deferred compensation provisions of Section 409A of the Code to the extent an award is subject to and does not satisfy those rules. This summarized tax information is not tax advice.

With respect to nonqualified stock options, we generally are entitled to deduct and the participant recognizes taxable income in an amount equal to the difference between the option exercise price and the fair market value of the shares at the time of exercise. With respect to incentive stock options, we generally are not entitled to a deduction nor does the participant recognize income at the time of exercise, although the participant may be subject to the U.S. federal alternative minimum tax.

The current federal income tax consequences of other awards authorized under the Incentive Plan generally follow certain basic patterns: nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid (if any) only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant); restricted stock units, bonuses, stock appreciation rights, cash and stock-based performance awards, dividend equivalents, stock units, and other types of awards are generally subject to tax at the time of payment; and compensation otherwise effectively deferred is taxed when paid. In each of the foregoing cases, we will generally have a corresponding deduction at the time the participant recognizes income.

If an award is accelerated under the Incentive Plan in connection with a “change in control” (as this term is used under the Code), we may not be permitted to deduct the portion of the compensation attributable to the acceleration (“parachute payments”) if we exceed certain threshold limits under the Code (and certain related excise taxes may be triggered). Furthermore, under Section 162(m) of the Code, the aggregate compensation in excess of $1,000,000 payable to current or former named executive officers (including amounts attributable to equity-based and other incentive awards) may not be deductible by us in certain circumstances.

Other Elements of Compensation

Retirement Plans. We intend to adopt and maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. We expect that our NEOs will be eligible to participate in the 401(k) plan on the same terms as other full-time, salaried employees. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through a 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes its employees, including its NEOs, in accordance with its compensation policies.

Health/Welfare Plans. We intend for all of its full-time, salaried employees, including its NEOs, to be eligible to participate in our health and welfare plans, which we expect to include: medical, dental, and vision benefits, and life and accidental death and dismemberment insurance.

No Tax Gross-Ups. We do not intend to make gross-up payments to cover our NEOs’ personal income taxes that may pertain to any of the compensation or benefits paid or provided by us.

Director Compensation

Summary Independent Director Compensation Table

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a non-executive director of the Company for some portion or all of 2024. Other than as set forth in the table and described more fully below, the Company did not pay any fees, make any equity or non-equity awards, or pay any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in cash		Stock Awards*	Option Awards**	All Other Compensation	Total

Donald W. Anderson(1)	$50,000	(1)	$-	$-	$-	$-
Rebecca Shanahan(2)	$25,000	(2)	$-	$-	$-	$-
Sajid Syed(3)	$50,000	(3)	$-	$-	$-	$-

* Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in the Critical Accounting Estimates as disclosed in our Consolidated Financial Statements for the year ended December 31, 2023. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the director upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

** Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with the Black-Scholes option pricing model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. The Company estimates volatility by reference to the historical volatilities of the Company. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

(1) Mr. Anderson joined the board of directors on November 4, 2023. Mr. Anderson earned cash compensation for serving on the Board in an aggregate amount of $50,000 during the year-ended December 31, 2024, pursuant to an agreement entered into by and between the Company and Mr. Anderson, all of which has been deferred and unpaid.

(2) Ms. Shanahan was appointed to the board of directors on August 13, 2024. Ms. Shanahan earned cash compensation for serving on the Board in an aggregate amount of $25,000 during the year-ended December 31, 2024, pursuant to an agreement entered into by and between the Company and Ms. Shanahan, all of which has been deferred and unpaid.

(3) Mr. Syed was appointed to the board of directors on February 10, 2024. Mr. Syed earned cash compensation for serving on the Board in an aggregate amount of $50,000 during the year-ended December 31, 2024, pursuant to an agreement entered into by and between the Company and Mr. Syed, $12,500 of which is accrued and unpaid.

Independent Director Compensation Policy

Wellgistics Health has entered into individual agreements with each of its independent directors pursuant to which each independent director will receive an annual cash retainer of $50,000.

Wellgistics Health’s board of directors anticipates that Wellgistics Health will adopt a non-employee director compensation policy in the near future. The policy will be designed to enable Wellgistics Health to attract and retain, on a long-term basis, highly qualified non-employee directors. Wellgistics Health anticipates that each non-employee director will be eligible to receive cash retainers (which will be payable quarterly in arrears and prorated for partial years of service) and certain equity awards.

Rule 10b5-1 Trading Plans

Our executive officers and directors are encouraged to conduct purchase or sale transactions under a trading plan established pursuant to Rule 10b5-1 under the Exchange Act. Through a Rule 10b5-1 trading plan, the executive officer or director contracts with a broker to buy or sell shares of our common stock on a periodic basis. The broker then executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from them. The executive officer or director may amend or terminate the plan in specified circumstances.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2025, for (a) each stockholder known by us to own beneficially more than 5% of the Company’s common stock (b) our NEOs, (c) each of our directors, and (d) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. A person is also deemed to be a beneficial owner of the Company’s common stock if that person has or shares voting power, which includes the power to vote or direct the voting of the Company’s common stock or investment power, which includes the power to dispose of or to direct the disposition of such capital stock. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of the Company’s common stock shown as beneficially owned by the stockholder.

The number of shares beneficially owned by each stockholder as described in this prospectus is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percentage
Directors and Named Executive Officers:
Prashant Patel (2)	9,108,000	17.53%
Suren Ajjarapu (3)	6,363,200	12.25%
Brian Norton(4)	2,524,308	4.86%
Shafaat Pirani	67,080	—%
Donald Anderson	44,720	—%
Sajid Syed	44,720	—%
Rebecca Shanahan	44,720	—%
Tim Canning	—	—%
All Directors and Executive Officers as a group	15,796,748	30.41%

Five Percent Holders:
Annapurna Gundlapalli, Trustee of the Annapurna Gundlapalli Revocable Trust 2010	8,944,000	17.22%
Patel Trust 2010	4,472,000	8.61%
Sandhya Ajjarapu, Trustee of the Sandhya Ajjarapu Revocable Trust 2007	3,863,200	7.44%

(1) The mailing address of all individuals listed is c/o Wellgistics Health, Inc., 3000 Bayport Drive Suite 950, Tampa, FL 33607.

(2) Includes (i) 2,236,000 shares owned directly by Mr. Patel, (ii) 4,472,000 shares owned by the Patel Trust 2010, which Mr. Patel claims beneficial ownership of, as co-trustee with his wife, Rina Patel, (iii) and 2,400,000 shares owned by Goldshield Health LLC, an entity that Mr. Patel beneficially owns, for which Mr. Patel thereby claims beneficial ownership.

(3) Includes (i) 44,720 shares owned directly by Mr. Norton, (ii) 2,279,621 shares owned by Strategix Global LLC, an entity in which Mr. Norton has a beneficial interest, and (iii) 199,967 shares owned by Nomad Capital LLC, an entity in which Mr. Norton has a beneficial interest.

(4) Includes (i) (i) 2,236,000 shares owned directly by Mr. Patel, (ii) 4,472,000 shares owned by the Patel Trust 2010, which Mr. Patel claims beneficial ownership of, as co-trustee with his wife, Rina Patel, (iii) and 2,400,000 shares owned by Goldshield Health LLC, an entity that Mr. Patel beneficially owns, for which Mr. Patel thereby claims beneficial ownership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	-

The only equity compensation plan that has been approved by the Company’s security holders and currently is in full force and effect is the Incentive Plan. The Incentive Plan was approved by the Company on October 29, 2024. The Incentive Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) stock awards; (vi) stock bonuses; (vii) restricted stock units; (viii) performance stock; (ix) stock units or phantom stock (contractual rights to receive shares of stock, or cash based on the fair market value of a share of stock); (x) dividend equivalents which represent the right to receive a payment based on the dividends paid on a share of stock over a stated period of time, or similar rights to purchase or acquire shares; and (xi) cash awards.

In making such determinations, the Company’s board of directors (or the Compensation Committee) may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Company’s board of directors (or the Compensation Committee) in its discretion shall deem relevant. Incentive stock options granted under the Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code. Nonqualified (non-statutory stock options) granted under the Incentive Plan are not intended to qualify as incentive stock options under the Code.

The Incentive Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Incentive Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors, and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Incentive Plan is 43,506,064 shares of common stock, which automatically increases on January 1 of each calendar year during the term of the Incentive Plan, by an amount equal to the lesser of (i) three percent (3%) of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of the Company’s common stock as may be established by the Administrator.

As of the date of this Annual Report, a total of 43,506,064 shares of common stock remain available for awards under the Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common stock is traded on Nasdaq under the ticker “WGRX”. Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under the sections entitled “Executive Compensation” and “Director Compensation.”

Under Nasdaq’s rules and listing standards, a majority of the members of our board of directors must satisfy Nasdaq’s criteria for “independence.” Under applicable Nasdaq rules, no director qualifies as independent unless our board of directors affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that all members of our board of directors, except Prashant Patel, are independent directors, including for purposes of Nasdaq and SEC rules and regulations. Mr. Patel is not independent as a result of his position as our executive officer. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described below.

Related Transactions

Except as set forth below, since January 1, 2023, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors or executive officers or any holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Wood Sage Membership Interest Purchase Agreement

In January 2023, we entered into a Membership Interest Purchase Agreement (the “Wood Sage MIPA”) with Nikul Panchal, an individual resident of the State of Florida in connection with our acquisition of Wood Sage (the “Wood Sage Acquisition”). We completed the Wood Sage Acquisition on June 16, 2024, paying Mr. Panchal in shares of our common stock equal to approximately $400,000 issued at a 20% discount. Mr. Panchal currently is our Vice President of Business Development and Sales in addition to being a stockholder of the Company.

Wellgistics LLC Membership Interest Purchase Agreement

During May 2023, we entered into the Wellgistics MIPA, whereby we agreed to acquire all of the issued outstanding membership interests of Wellgistics LLC.

On August 4, 2023, the Company and Wellgistics LLC amended the Wellgistics MIPA to extend the termination date of the Wellgistics MIPA to no later than December 26, 2023, and designate Brian Norton as a representative who may act on behalf of all named sellers in the Wellgistics MIPA. On December 26, 2023, the Company and Wellgistics LLC further amended the Wellgistics MIPA to extend the termination date to March 29, 2024. On March 22, 2024, the Company and Wellgistics LLC further amended the Wellgistics MIPA to extend the termination date to August 31, 2024, and to provide for the Company to extend such date for a maximum of ninety days, among other things.

On August 23, 2024, the Company and Wellgistics LLC entered into the Fourth Amendment to the Wellgistics MIPA, which amended the purchase price to be paid by us for acquiring Wellgistics LLC, the closing date of the transaction, and certain other terms and conditions. The purchase price that we agreed to pay Wellgistics LLC under the revised agreement consists of:

●	a closing cash payment of $10 million, $1 million of which is payable in immediately available funds to Zions Bank, a creditor of Wellgistics LLC, by wire transfer, and the remainder of which is due no later than the earlier of 45 calendar days following effectiveness of this registration statement and August 30, 2025;
●	a promissory note in the aggregate principal amount of $15 million plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual installments commencing on the first anniversary of the date that this registration statement becomes effective;
●	bonus payments in the form of the Company’s common stock equaling an aggregate value of $10 million that vest over three years and are payable in three equal annual installments;
●	bonus payments in the form of the Company’s common stock in an aggregate amount of up to $5 million that vest only if certain financial metrics are met, with unvested shares of common stock subject to repurchase by us for a nominal purchase price if such financial metrics are not met; and
●	contingent bonus payments consisting of 50% cash and 50% the Company’s common stock to the extent that our EBITDA is in excess of 110% of certain established targets for each of the years ended December 31, 2024, December 31, 2025, and December 31, 2026.

On August 30, 2024, we closed on the acquisition of Wellgistics LLC, thereby making Wellgistics LLC—a company focused on wholesale operations including the distribution and fulfillment of certain pharmaceutical medications to a network of independent pharmacies meant to improve market access to and patient outcomes regarding the medications—a wholly owned subsidiary of the Company.

On November 4, 2024, the Company and Wellgistics LLC further amended the Wellgistics MIPA to convert the $10 million and $5 million respective bonus payments into an immediate share issuance of 3,999,335 shares of restricted the Company’s common stock. 2,666,223 shares of common stock vest in equal annual installments over a period of three years. These shares of common stock are not subject to repurchase by us. 1,333,112 shares have been fully issued, but vest only upon the achievement of certain financial metrics. In the event the stated metrics for the applicable year are not achieved, we can repurchase the applicable portion of the 1,333,112 unvested shares for nominal consideration of $0.0001 per share.

On March 6, 2025, the Company and Wellgistics LLC further amended the Wellgistics MIPA to extend the due date of the $10 million closing cash payment such that the closing cash payment will be due upon the earlier of (i) 120 calendar days following effectiveness of the Registration Statement on Form S-1 that we filed with the SEC on July 22, 2024, as subsequently amended and (ii) or August 30, 2025.

Master Service Agreement

On January 20, 2023, we entered into a Master Service Agreement with Wood Sage (the “Wood Sage Agreement”). Pursuant to the Wood Sage Agreement, Wood Sage agreed to provide management and other administrative services and assistance in return for payment in the amount of $265,881.44. On September 29, 2023, Wood Sage and the Company entered into a termination agreement whereby we terminated the Master Service Agreement, as well as any amendments thereto, and released Wood Sage and the Company from their respective covenants, agreements, and undertakings made thereunder.

TRxADE Promissory Note

On September 14, 2023, Scienture—then operating under the name TRxADE Health, Inc.—made a promissory note in favor of the Company in connection with the Company lending Scienture $300,000. The promissory note accrued interest at 0% per annum and is due and payable no later than 30 days after a change in control of borrower, as defined in the note agreement. Scienture prepaid $250,000 of the outstanding principal owing on the promissory note, leaving a principal balance of $50,000 as of the date the promissory note was made. The note was fully paid off in February 2024. Prashant Patel, the Chief Strategy Officer and Vice Chairman of our board of directors, and Suren Ajjarapu, Chairman of our board of directors, served on Scienture’s board of directors at the time of the transaction. While Mr. Patel no longer serves on Scienture’s board of directors, Mr. Ajjarapu does continnue to serve on Scienture’s board of directors.

Executive Employment Agreements

On February 10, 2023, we entered into an executive employment agreement with Shafaat Pirani, our Chief Clinical Officer. The initial term of the agreement began on June 16, 2024, and expires on June 30, 2028. The term will be automatically renewed until the agreement is terminated pursuant to its terms. Dr. Pirani’s initial annual base salary is $275,000 and such base salary will be subject to adjustment by the board of directors each year. Dr. Pirani is also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 20% of his base salary. Such bonus amounts will be determined by the board of directors. Furthermore, Dr. Pirani will receive shares of the Company’s common stock as of December 31 for the entirety of the term of the agreement.

On August 9, 2023, we entered into an executive employment agreement with Prashant Patel, our Chief Strategy Officer and Vice Chairman of the Board of Directors. The initial term of the agreement began on December 31, 2023, and expires on December 31, 2025. The term will be automatically renewed until the agreement is terminated pursuant to its terms. Mr. Patel’s initial annual base salary is $400,000 and such base salary will be subject to adjustment by the compensation committee each year. Mr. Patel is also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 200% of his base salary. Such bonus amounts will be determined by the compensation committee. In addition to certain customary benefits, Mr. Patel will receive a monthly automobile allowance of $2,000.

On August 9, 2023, we entered into an executive employment agreement with Suren Ajjarapu, our Chairman of the Board of Directors. The initial term of the agreement begins on December 31, 2023, and expires on December 31, 2025. The term will be automatically renewed until the agreement is terminated pursuant to its terms. Mr. Ajjarapu’s initial annual base salary is $400,000 and such base salary will be subject to adjustment by the compensation committee each year. Mr. Ajjarapu is also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 200% of his base salary. Such bonus amounts will be determined by the compensation committee. In addition to certain customary benefits, Mr. Ajjarapu will receive a monthly automobile allowance of $2,000.

On April 15, 2024, Wellgistics Health entered into a contract agreement with Aletheia Strategic Advisory LLC (“Aletheia”), whereby Vishnu Balu—the sole member of Aletheia—agreed to serve as Wellgistics Health’s financial lead or Chief Financial Officer. The agreement may be terminated upon three-month notice unless Mr. Balu’s position is converted to another full-time position. In exchange for Mr. Balu service, Wellgistics Health committed to pay Mr. Balu an annual fee equal to $200,000.

On March 3, 2025, we entered into an executive employment agreement with Brian Norton, our Chief Executive Officer. The initial term of the agreement began on March 3, 2025, and expires on December 31, 2025. The term will be automatically renewed until the agreement is terminated pursuant to its terms. The agreement provides for an annual base salary of $490,000. Mr. Norton’s base salary may increase as determined by the Compensation Committee of the Company’s Board of Directors in its sole discretion, and will increase by 5% in the event Mr. Norton meets at least 90% of certain annual performance metrics established by the Compensation Committee. Furthermore, Mr. Norton is eligible for a performance based bonus of up to 100% of his base salary as determined by the Compensation Committee that is contingent upon the achievement of certain performance objectives and a yearly discretionary cash stock or equity bonus in an amount determined by the Compensation Committee. Mr. Norton’s employment agreement provides an automobile allowance of $1,000 per month and a relocation allowance of $15,000. On the Effective Date, Mr. Norton will be granted Restricted Stock Units (“RSU”) Awards of 9,000,000 shares of the Company’s common stock that vest over three years in equal amounts contingent upon the Company realizing certain gross revenue and gross profit targets. In the event that Mr. Norton resigns for “good reason” or is terminated by the Company without “cause,” each as defined in Mr. Norton’s employment agreement, or a change of control takes place, all outstanding and unvested RSUs will immediately accelerate and vest in full. Under Mr. Norton’s employment agreement, Mr. Norton will be eligible for other employee benefits in accordance with the Company’s policies and plans.

Indemnification Agreements

On January 9, 2024, Wellgistics Health entered into an indemnification agreement with Tim Canning, its former Chief Executive Officer. The agreement required Wellgistics Health to indemnify Mr. Canning for certain expenses, including reasonable attorneys’ fees, incurred by him in certain actions or proceedings arising out of his services as Wellgistics Health’s Chief Executive Officer.

We intend to enter into indemnification agreements with our directors and executive officers that will, among other things, require us to indemnify our directors and executive officers for certain expenses, including reasonable attorneys’ fees, incurred by such directors and executive officers in generally any action or proceeding arising out of their services as directors or executive officers of the Company or any other company or enterprise to which the person provides services at the Company’s request. We believe that indemnification agreements are necessary to attract and retain qualified persons as directors and officers. These indemnification provisions may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties, and may reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit Wellgistics Health and its stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to the indemnification provisions.

Related Party Transaction Policy

Our board of directors intends to adopt a written related person policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we are to be a participant, the amount involved exceeds $100,000 and a related person had or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Suri & Co. (“Suri”) for the audit of the Company’s annual financial statements for the year ended December 31, 2024 and 2023 and fees billed for other services rendered during those periods:

	2024	2023
Audit fees(1)	$96,000	$109,000
Audit-Related Fees	-	-
Tax Fees	-	-
All other fees(2)	-	-
Total	$96,000	$109,000

(1) Audit fees consist of fees billed for professional services performed by Suri & Co. for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and review of the registration statement on Form S-1 for our initial public offering, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services, if any, are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services, if any, include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	All Financial Statements

(2)	Consolidated Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits

Exhibit
Number	Description
2.1**	Amended and Restated Membership Interest Purchase Agreement dated June 16, 2024, by and between Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) and Nikul Panchal (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
2.2**	Membership Interest Purchase Agreement dated May 11, 2023, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton, as amended (incorporated by reference to Exhibit 5.2 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2025).
3.1	Certificate of Incorporation of Wellgistics Health, Inc., as amended and currently in effect (incorporated by reference to Exhibit 3.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
3.2	Bylaws of Wellgistics Health, Inc. as currently in effect (incorporated by reference to Exhibit 3.2 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 1.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.2†	Second Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.3†	Executive Employment Agreement dated January 1, 2023, by and between Suren Ajjarapu and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.6 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.4†	Executive Employment Agreement dated January 1, 2023, by and between Dr. Shafaat Pirani and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.7 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.5†	Executive Employment Agreement dated January 1, 2023, by and between Prashant Patel and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.8 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.6†	Executive Employment Agreement dated January 1, 2023, by and between Nikul Panchal and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.9 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.7†	Executive Employment Agreement dated March 3, 2025, by and between Wellgistics Health, Inc. and Brian Norton (incorporated by reference to Exhibit 5.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.8†	Indemnification Agreement dated January 9, 2024, by and between Tim Canning and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.10 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)

10.9†	Contract Agreement dated April 15, 2024, by and between Aletheia Strategic Advisory LLC and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.11 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.10	Lease Agreement dated March 23, 2024, by and between GVI-IP TAMPA OFFICE OWNER, LLC and Wellgistics, LLC and Wellgistics Health, Inc (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.12 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.11	Promissory Note dated August 22, 2023, made by Wood Sage, LLC in favor of Integral Health, Inc. (incorporated by reference to Exhibit 10.13 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.12	Promissory Note dated January 12, 2024, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Strategic EP LLC (incorporated by reference to Exhibit 10.14 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.13	Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.15 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.14	Promissory Note dated September 13, 2023, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Nomad Capital LLC (incorporated by reference to Exhibit 10.16 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.15	Loan and Security Agreement dated November 22, 2024, by and between Marco Capital, Inc. and Wellgistics, LLC (incorporated by reference to Exhibit 10.17 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.16	Guaranty Agreement dated as of November 22, 2024, by Wellgistics Health, Inc. (formerly Danam Health, Inc.) in favor of Marco Capital, Inc. (incorporated by reference to Exhibit 10.18 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.17	Roadie, Inc. Services Agreement dated July 12, 2023, by and between Roadie, Inc. and Alliance Pharma Solutions, LLC dba DelivMeds (incorporated by reference to Exhibit 10.19 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.18	Integration and Delivery Services Agreement dated January 26, 2022, by and between Lyft Healthcare, Inc. and Alliance Pharma Solutions, LLC d/b/a DelivMeds (incorporated by reference to Exhibit 10.20 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.19	Master Services Agreement dated November 20, 2023, by and between Best Computer Systems, Inc. d/b/a BestRx Pharmacy Software and DelivMeds (incorporated by reference to Exhibit 10.21 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.20	340B Contract Pharmacy Services Agreement dated April 1, 2021, by and between Community Specialty Pharmacy, LLC and AIDS Service Association of Pinellas, Inc. dba EPIC (incorporated by reference to Exhibit 10.22 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.21	Participating Pharmacy Agreement dated February 6, 2023, by and between Medzoomer, Inc. and Community Specialty Pharmacy Inc. (incorporated by reference to Exhibit 10.23 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.22	Standard Merchant Cash Advance Agreement dated October 1, 2024, by and between Cedar Advance LLC and Wellgistics LLC / Danam Health, Inc. (incorporated by reference to Exhibit 10.24 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.23	Consulting Agreement dated February 25, 2025, by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC (incorporated by reference to Exhibit 1.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2025).
14.1*	Code of Ethics
19.1*	Insider Trading Policy

21.1	List of Subsidiaries of Wellgistics Health, Inc. (incorporated by reference to Exhibit 21.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1 filed with the SEC on January 14, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Furnished herewith.
**	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLGISTICS HEALTH, INC.

Date: March 25, 2025		/s/ Brian Norton
	By:	Brian Norton, Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2025		/s/ Vishnu Balu
	By:	Vishnu Balu (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Norton	Chief Executive Officer	March 25, 2025
Brian Norton	(Principal Executive Officer)

/s/ Vishnu Balu	Chief Financial Officer	March 25, 2025
Vishnu Balu	(Principal Financial Officer, Principal Accounting Officer)

/s/ Suren Ajjarapu	Director	March 25, 2025
Suren Ajjarapu

/s/ Prashant Patel	Director	March 25, 2025
Prashant Patel

/s/ Sajid Syed	Director	March 25, 2025
Sajid Syed

/s/ Donald W. Anderson	Director	March 25, 2025
Donald W. Anderson

/s/ Rebecca Shanahan	Director	March 25, 2025
Rebecca Shanahan

