Form 10-Q
period 2025-03-31
Wellgistics Health, Inc.
filed 2025-05-12
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-42530

Wellgistics Health, Inc.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	93-3264234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 Bayport Drive, Suite 950 Tampa, Florida	33607
(Address of Principal Executive Offices)	(ZIP Code)

(844) 203-6092

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WGRX	The Nasdaq Stock Market LLC (The NASDAQ Capital Market)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2025, there were 71,860,505 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to “Wellgistics Health, Inc.,” “Wellgistics Health,” “we,” “us,” “our” or the “Company” mean Wellgistics Health, Inc., and its wholly-owned subsidiaries, except where it is made clear that the term means only Wellgistics Health, Inc. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLGISTICS HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,516,585	$1,028,336
Accounts receivable, related party	775,027	271,298
Accounts receivable, net	2,053,732	2,453,517
Prepaid expenses	335,309	524
Inventories, net	9,733,079	9,518,608
Due from related parties	1,138,000	1,021,000
Deferred offering costs	-	875,385
Total current assets	16,551,732	15,168,668
Property, plant and equipment, net	348,373	388,180
Intangible assets under development	1,891,150	1,618,017
Operating lease, right-of-use-assets	1,405,252	1,528,128
Goodwill	16,219,929	16,219,929
Other intangible assets, net	19,982,945	20,746,009
Note receivable	139,771	139,771
Investments in unconsolidated entity	17,671	17,671
Other assets	1,421,269	1,421,269
Deposits	85,008	85,008
Total assets	$58,063,100	$57,332,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,210,937	$6,308,754
Accounts payable, related party	-	25,500
Accrued expenses and other liabilities	4,794,911	4,320,417
Due to related parties	4,974,770	4,944,770
Due to seller	10,000,000	10,000,000
Current portion of debt obligations, net of debt discount	17,712,035	11,927,816
Operating lease liabilities- current portion	532,660	519,490
Total current liabilities	46,225,313	38,046,747
Notes payable	5,100,000	10,100,000
Note payable, related party	1,300,000	1,300,000
Loan payable	-	55,085
Operating lease liabilities	959,019	1,096,372
Total liabilities	$53,584,332	$50,598,204

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 71,708,505 and 51,055,508 shares issued and 61,460,014 and 51,055,508 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	6,146	5,105
Additional paid-in capital	46,660,685	16,486,501
Accumulated deficit	(42,188,063)	(9,757,160)
Total stockholders’ equity	4,478,768	6,734,446
Total liabilities and stockholders’ equity	$58,063,100	$57,332,650

See the accompanying notes to the unaudited consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net sales	$10,863,443	$-
Cost of sales	10,170,802	-
Gross profit	692,641	-

Operating expenses:
General and administrative	31,172,920	79,764
Sales and marketing	65,217
Depreciation and amortization	802,872	-
Total operating expenses	32,041,009	79,764

Loss from operations	(31,348,368)	(79,764)

Other income/(expense)
Interest expense, net	(1,094,490)	(3,358)
Other income	11,955	-
Total other income/(expense), net	(1,082,535)	(3,358)

Net loss before income taxes	(32,430,903)	(83,122)
Provision for income taxes	-	-
Net loss	$(32,430,903)	$(83,122)

Weighted average common shares outstanding - basic and diluted	51,916,787	44,720,000
Net loss per common share - basic and diluted	$(0.62)	$(0.00)

See the accompanying notes to the unaudited consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	44,720,000	$4,472	$(3,972)	$(2,900,934)	$(2,900,434)
Net loss	-	-	-	(83,122)	(83,122)
Balance at March 31, 2024	44,720,000	$4,472	$(3,972)	$(2,984,056)	$(2,983,556)

Balance at December 31, 2024	51,055,508	$5,105	$16,486,501	$(9,757,160)	$6,734,446
Common stock issued pursuant to public offering	888,889	89	3,999,911	-	4,000,000
Common stock issued pursuant to consulting agreements	152,000	15	543,505	-	543,520
Vested restricted stock granted to consultants	986,123	99	2,875,461	-	2,875,560
Vested restricted stock granted to directors	8,362,494	836	24,277,922	-	24,278,758
Vested restricted stock granted to employees	15,000	2	75,582	-	75,583
Offering costs	-	-	(1,598,196)	-	(1,598,196)
Net loss	-	-	-	(32,430,903)	(32,430,903)
Balance at March 31, 2025	61,460,014	$6,146	$46,660,685	$(42,188,063)	$4,478,768

See the accompanying notes to the unaudited consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,430,903)	$(83,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	76,154	-
Amortization of debt discount	22,107	-
Stock-based compensation	27,773,421	-
Depreciation	39,807	-
Amortization	763,064	-
Changes in operating assets and liabilities:
Deferred offering costs	875,385	(48,394)
Accounts receivable, net	(180,098)	-
Inventories, net	(214,471)	-
Prepaid expenses	(334,785)	-
Accounts payable	1,876,683	81,651
Accrued expenses and other liabilities	474,494	(31,578)
Operating lease liabilities, net	(1,307)	-
Due from / to related parties, net	(87,000)	112,680
Net cash provided by (used in) operating activities	(1,347,449)	31,237
Cash flows from investing activities:
Investments in intangible assets under development	(273,133)	-
Net cash used in investing activities	(273,133)	-
Cash flows from financing activities:
Proceeds from promissory note	615,000	-
Repayment of seller promissory note	(68,570)	-
Proceeds from revolving line of credit	(310,561)	-
Proceeds from merchant cash advance	471,158	-
Proceeds received from note payable	-	250,000
Common stock issued pursuant to public offering	4,000,000	-
Offering costs	(1,598,196)	-
Proceeds received for common stock to be issued	-	10,000
Net cash provided by financing activities	3,108,831	260,000
Net change in cash and cash equivalents	1,488,249	291,237
Cash and cash equivalents at beginning of year	1,028,336	1,364
Cash and cash equivalents at end of year	$2,516,585	$292,601

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$616,072	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for prepaid consulting services	$334,783	$-

See the accompanying notes to the unaudited consolidated financial statements

WELLGISTICS HEALTH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In January 2023 and May 2023, the Company entered into separate definitive agreements with the owners of Wood Sage LLC (“Wood Sage”) and Wellgistics, LLC, respectively, whereby the Company would acquire all of the respective outstanding membership interests of Wood Sage and Wellgistics, LLC. In June 2024, the Company and Wood Sage entered into an amended and revised definitive agreement and closed on the Wood Sage Acquisition, thereby making Wood Sage a wholly owned subsidiary. In connection with the Wood Sage Acquisition, the Company acquired Wood Sage’s two operating subsidiaries, Alliance Pharma Solutions LLC d/b/a DelivMeds (n/k/a Wellgistics Tech & Hub, LLC) (“DelivMeds”)—a pharmaceutical technology hub—and Community Specialty Pharmacy, LLC (n/k/a Wellgistics Pharmacy, LLC) (“Wellgistics Pharmacy”)—a retail community specialty pharmacy.

On August 30, 2024, the Company closed on the Wellgistics Acquisition, thereby making Wellgistics, LLC—a company focused on wholesale operations including the distribution and fulfillment of certain pharmaceutical medications to a network of independent pharmacies meant to improve market access to and patient outcomes regarding the medications—a wholly owned subsidiary. The Company also indirectly acquired American Pharmaceutical Ingredients, LLC, a wholly owned subsidiary of Wellgistics, LLC, as part of the Wellgistics Acquisition.

On October 4, 2024, the Company changed its corporate name to “Wellgistics Health, Inc.” (referred as “Wellgistics Health/WGRX/”the Company”/ “we”/ “us”/ “our”“) by filing a duly authorized Certificate of Amendment to its Certificate of Incorporation.

As such, Wellgistics Health currently exists as a holding company with Wood Sage and Wellgistics, LLC as a directly held intermediate holding company subsidiary, DelivMeds and Wellgistics Pharmacy as indirect operating subsidiaries, Wellgistics, LLC as a direct operating subsidiary, and American Pharmaceutical Ingredients, LLC, a wholly owned subsidiary of Wellgistics, LLC, as an indirect operating subsidiary.

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

Acquisition of membership interest in Wood Sage LLC

In January 2023, we entered into a Membership Interest Purchase Agreement (the “Wood Sage MIPA”) with Nikul Panchal, an individual resident of the State of Florida in connection with our acquisition of Wood Sage (the “Wood Sage Acquisition”). We completed the Wood Sage Acquisition on June 16, 2024, paying Mr. Panchal in shares of our common stock equal to approximately $400,000 issued at a 20% discount. Wood Sage is a holding company incorporated as a limited liability company formed under the laws of Florida on June 27, 2014. To date, Wood Sage has had no operations. In August 2023, Wood Sage acquired 100% of the outstanding membership interests of DelivMeds and Wellgistics Pharmacy. DelivMeds was founded in 2017 as a holding company for technology solutions, namely the DelivMeds technology platform that was recommissioned to serve as a pharmaceutical hub to facilitate the transfer of prescriptions and provide backend clinical concierge services to a network of independent pharmacies. Wellgistics Pharmacy, was founded in 2011 as a retail community specialty pharmacy and has been continuously operated.

Wellgistics Tech & Hub, LLC (DelivMeds)

DelivMeds was founded in 2017 as a holding company for technology solutions, wholly owned by Integral Health, Inc. (“Integral”). In 2020, DelivMeds recommissioned its technology hub project so that it would serve as a pharmaceutical hub, facilitating prescription transfer and clinical concierge services to a network of independent pharmacies. After conducting an extensive market research survey focusing on competition, established several key differentiators for the DelivMeds hub. These differentiators included various integrations of the hub with pharmacy management software systems and pharmacy point of sale systems, among others such that DelivMeds would serve as an end-to-end patient-centric solution automating the prescription journey. Powered by Wellgistics Pharmacy as the backend pharmacy, DelivMeds is the frontend technology serving as the middleware between all key stakeholders referenced in what is referred to as the 5P-Model: Patients, Providers, Pharmacies, Payors or Pharmacy Benefit Managers, and Pharmaceutical Manufacturing Companies.

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

Acquisition of Wellgistics, LLC

On May 11, 2023, we entered into a Membership Interest Purchase Agreement with Wellgistics, LLC and its owners, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton (the “Wellgistics MIPA”), whereby we agreed to acquire all of the issued outstanding membership interests of Wellgistics, LLC. Wellgistics, LLC was founded in 2013 and has been continuously operating.

On August 4, 2023, the Company and Wellgistics, LLC amended the Wellgistics MIPA to extend the termination date of the Wellgistics MIPA to no later than December 26, 2023, and designate Brian Norton as a representative who may act on behalf of all named sellers in the Wellgistics MIPA. On December 26, 2023, the Company and Wellgistics, LLC further amended the Wellgistics MIPA to extend the termination date to March 29, 2024. On March 22, 2024, the Company and Wellgistics, LLC further amended the Wellgistics MIPA to extend the termination date to August 31, 2024, and to provide for the Company to extend such date for a maximum of ninety days, among other things.

On August 23, 2024, Wellgistics Health and Wellgistics, LLC entered into the Fourth Amendment to the Wellgistics MIPA, which amended the purchase price to be paid by Wellgistics Health for acquiring Wellgistics, LLC, the closing date of the transaction, and certain other terms and conditions. The parties further amended the Wellgistics MIPA on November 4, 2024, and March 6, 2025. As amended, the purchase consideration that Wellgistics Health agreed to pay Wellgistics, LLC under the revised Wellgistics MIPA consists of:

●	a closing cash payment of $10 million, $1 million of which was paid in immediately available funds to Zions Bank, a creditor of Wellgistics, LLC, by wire transfer, and the remainder of which is due no later than June 14, 2025;
●	a promissory note in the aggregate principal amount of $15 million plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual installments commencing on February 14, 2026;
●	bonus payments in the form of Wellgistics Health Common Stock in an aggregate amount of 2,666,224 shares, after accounting for the reverse stock split that Wellgistics Health effected on December 5, 2024, that vest over three years commencing December 31, 2024;
●	shares of restricted Common Stock in an aggregate amount of up to 1,333,111 shares, after accounting for the reverse stock split that Wellgistics Health effected on December 5, 2024, that vest only if certain financial metrics are met, with unvested shares of Common Stock subject to repurchase by Wellgistics Health for a nominal purchase price if such financial metrics are not met (the “Financial Contingent Bonus Payments”); and
●	contingent bonus payments consisting of 50% cash and 50% Wellgistics Health Common Stock to the extent that Wellgistics Health’s EBITDA is in excess of 110% of certain established targets for each of the years ended December 31, 2024, December 31, 2025, and December 31, 2026.

The Financial Contingent Bonus Payments will vest, and therefore will no longer be subject to repurchase by Wellgistics Health, according to the following terms:

●	For the calendar year ending December 31, 2024: (i) 222,185 shares of Wellgistics Health Common Stock vest if the gross revenue of Wellgistics, LLC is greater than or equal to $47.2 million, and (ii) 222,185 shares of Wellgistics Health Common Stock vest if the net operating income of Wellgistics, LLC prior to the provision for (a) interest expense and interest income, (b) federal, state, local and foreign taxes based on the income or profits, and (c) depreciation and amortization (“EBITDA”) is greater than or equal to $4.2 million. However, each metric will have been deemed to have been met if the final financial metrics are at least ninety percent (90%) of each target. Further, the largest number of shares that can vest in calendar year 2024 is capped at 444,370 shares.
●	For the calendar year ending December 31, 2025: (i) 222,185 shares of Wellgistics Health Common Stock vest if the gross revenue of Wellgistics, LLC is greater than or equal to $57.7 million, and (ii) 222,185 shares of Wellgistics Health Common Stock vest if the EBITDA of Wellgistics, LLC is greater than or equal to $6.5 million. However, each metric will have been deemed to have been met if the final financial metrics are at least ninety percent (90%) of each target. Further, the largest number of shares that can vest in calendar year 2025 is capped at 444,370 shares.
●	For the calendar year ending December 31, 2026: (i) 222,185 shares of Wellgistics Health Common Stock vest if the gross revenue of Wellgistics, LLC is greater than or equal to $63.5 million, and (ii) 222,186 shares of Wellgistics Health Common Stock vest if the EBITDA of Wellgistics, LLC is greater than or equal to $7.5 million. However, each metric will have been deemed to have been met if the final financial metrics are at least ninety percent (90%) of each target. Further, the largest number of shares that can vest in calendar year 2026 is capped at 444,371 shares.

On August 30, 2024, we closed on the acquisition of Wellgistics, LLC, thereby making Wellgistics, LLC a wholly owned subsidiary of the Company (the “Wellgistics Acquisition”). In connection with the Wellgistics Acquisition, we acquired American Pharmaceutical Ingredients, LLC, a wholly owned subsidiary of Wellgistics, LLC.

On March 6, 2025, the Company and Wellgistics, LLC further amended the Wellgistics MIPA to extend the due date of the $10 million closing cash payment such that the closing cash payment will be due on June 14, 2025.

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the SEC. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Form 10-K filed with the SEC on March 25, 2025.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the financial statements for the three months ended March 31, 2025 and 2024.

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

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. During the three months ended March 31, 2025, sales to Axia Medical Solutions exceeds 10% of the Company’s total revenue. Sales to Axia Medical Solutions represented approximately 24.6% of total revenue The Company’s reliance on these major customers presents a concentration risk. The loss of this customer or a significant reduction in their orders could have a material adverse effect on the Company’s financial performance. The Company continues to focus on efforts to diversify its customer base to mitigate such risks.

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

The company provides for 95% of the accounts receivable which are due over the period of 90 days. The Company recognized bad debt expense of $76,154 and $0 within general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively.

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

The Company has not identified any such impairment losses for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025 and December 31, 2024, the Company capitalized $1,891,150 and $1,618,017, respectively in capitalized intangibles under development pertaining to the Delivmeds platform via its DelivMeds subsidiary.

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Product revenue - distribution services	$10,668,287	$-
Pharmacy retail sales	114,676	-
Third party logistics services	80,480	-
Net sales	$10,863,443	$-

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

For the three months ended March 31, 2025, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized during the three months ended March 31, 2025.

Intangible Assets

In connection with the Wood Sage acquisition, the Company identified intangible assets, which are solely customer relationships . The Company amortizes the customer relationships intangible on a straight-line basis over a useful life of eight years.

In connection with Wellgistics, LLC acquisition, the Company identified intangible assets such as trademark and customer relationships. The Company amortizes the trademark and customer relationship intangibles on a straight-line basis over a useful life of nine and six years, respectively.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S999-1. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2025 and December 31, 2024, the Company had capitalized $0 and $875,385, respectively, in deferred offering costs. Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s equity offering. During the three months ended March 31, 2025, a total of $875,385 in previously capitalized offering costs was charged to stockholders’ equity upon the completion of the IPO.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2025, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of March 31, 2025 and 2024 is as follows:

	March 31,
	2025	2024

Unvested restricted common stock issued not outstanding	10,248,491	-
Total potentially dilutive shares	10,248,491	-

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

Note 2. GOING CONCERN

The Company has a net loss of $32,430,903 for the three months ended March 31, 2025 and an accumulated deficit of $42,188,063 as of March 31, 2025. Furthermore, the Company has net cash used in operating activities of $1,347,449 for the three months ended March 31, 2025. The Company’s situation raises a substantial doubt on whether the entity can continue as a going concern in the next twelve months.

The Company’s ability to continue as a going concern in the next twelve months following the date the financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.

Management Plans

In February 2025, the Company completed its IPO for net proceeds of approximately $3.1 million. Management has plans to raise additional capital as needed to satisfy its capital needs.

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

Note 3. Business Combinations

On June 16, 2024, the Company completed the acquisition of Wood Sage and its subsidiaries, DelivMeds and Wellgistics Pharmacy. On August 29, 2024, the Company completed the acquisition of Wellgistics, LLC. Collectively, these entities are referred to as the “Acquired Entities.” The transactions were accounted for as business combinations in accordance with ASC Topic 805, Business Combinations, and were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The total purchase consideration for the acquisitions consisted of a combination of cash, notes payable, and shares of the Company’s common stock. These transactions support the Company’s strategic objective to expand its presence in pharmaceutical distribution and enhance its operational scale and capabilities.

The Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The identifiable intangible assets acquired include customer relationships, trademarks, and intangible assets under development. The excess of purchase consideration over the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill, which primarily reflects anticipated operational synergies, enhanced market positioning, and the value of the acquired workforce. Goodwill is not expected to be deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Wood Sage and Wellgistics, LLC acquisition had occurred as of January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The unaudited pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Three Months
Ended
March 31,
2024
Net sales	$7,965,045
Net loss	$(2,276,313)
Net loss per common share	$(0.05)

Note 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	March 31,	December 31,
	2025	2024
Billed – Third Party	$3,070,482	$3,394,112
Billed – Affiliates	775,027	271,298
Total Accounts Receivable	3,845,509	3,665,410
Less: Allowance for doubtful accounts	(1,016,750)	(940,596)
Total accounts receivable, net	$2,828,759	$2,724,814

Note 5. INVENTORIES, NET

Inventory consists of the following:

	March 31,	December 31,
	2025	2024
FDNS	$6,005,624	$6,717,373
Finished goods	4,018,106	3,034,836
Total inventory, at cost	10,023,730	9,752,209
Less: reserve for expired goods	(290,651)	(233,601)
Inventories, net	$9,733,079	$9,518,608

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Leasehold Improvements	$766,467	$766,467
Equipment	589,208	589,208
Furniture & Fixtures	152,161	152,161
	1,507,836	1,507,836
Less: Accumulated Depreciation	(1,159,463)	(1,119,656)
Property, plant and equipment, net	$348,373	$388,180

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $39,807 and $0, respectively.

Note 7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2025	2024

Internal development costs - Delivmeds	$1,891,150	$1,618,017

Customer relationships - Woodsage acquisition	393,853	393,853
Customer relationships - Wellgistics acquisition	11,256,067	11,256,067
Trademark - Wellgistics acqusition	10,143,137	10,143,137
	21,793,057	21,793,057
Accumulated amortization	(1,810,112)	(1,047,048)
Intangible assets, net	$19,982,945	$20,746,009

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage business combination. The Company recorded amortization of $12,308 for the three months ended March 31, 2025 pertaining to these intangible assets.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value pursuant to the Wellgistics, LLC business combination. The Company recorded amortization of $469,003 pertaining to customer relationships and $281,754 pertaining to the trademark for the three months ended March 31, 2025.

The following table represents the future amortization of intangibles assets:

Year Ended December 31,
2025	$2,289,196
2026	3,052,258
2027	3,052,258
2028	3,052,258
2029	3,052,258
Thereafter	5,484,717
19,982,945

Note 8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Accrued personnel costs	$3,143,024	$3,112,470
Accrued professional fees	150,086	347,829
Accrued expenses	239,085	-
Credit card obligation	139,143	110,201
Unearned revenue	245,766	245,765
Accrued interest	877,807	504,152
	$4,794,911	$4,320,417

Note 9. DEBT

Outstanding debt consists of the following:

	March 31,	December 31,
	2025	2024

Merchant cash advance	$1,785,659	$1,259,415
Note payable - owners of Wellgistics	10,000,000	5,000,000
Note payable - third party, net of debt discount of $11,304 and $0	637,107	-
Revolving line of credit	5,220,699	5,531,260
Seller promissory note	68,570	137,141
Current portion of debt obligations	17,712,035	11,927,816

Merchant cash advance	$-	$55,085
Third party investor	100,000	100,000
Note payable - Scienture Holdings	1,300,000	1,300,000
Note payable - owners of Wellgistics	5,000,000	10,000,000
Long-term debt	6,400,000	11,455,085
Total debt	$24,112,035	$23,382,901

Wellgistics Health Inc. (formerly Danam)

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

On October 11, 2024, the Company entered a merchant cash advance agreement with a third-party lender. This advance is secured by expected future sales transactions of the Company with expected payments on weekly basis. The Company received total proceeds of $1,500,000 against future receivables of $2,236,500. During the three months ended March 31, 2025, Company made total cash repayments of $700,680, including principal repayments of $401,511 and interest expense of $299,169. As of March 31, 2025, $1,003,909 in principal remained outstanding, which was included as a current liability on the consolidated balance sheet.

On March 27, 2025, the Company entered into a merchant cash advance agreement with a third-party lender. Pursuant to the agreement, the Company will receive total funding of $1,900,000, secured by its future sales transactions, with repayments scheduled to be made on a weekly basis in the amount of $56,800. The funding was made against future receivables totaling $2,840,000. The Company received net proceeds of $781,750 on March 27, 2025. As of March 31, 2025, the outstanding balance of $781,750 is classified as a current liability on the consolidated balance sheet.

Note payable – owners of Wellgistics, LLC

On August 23, 2024, Wellgistics Health and Wellgistics, LLC entered into the Fourth Amendment to the Wellgistics MIPA. Pursuant to the amended agreement, Wellgistics Health agreed to pay Wellgistics, LLC a promissory note in the aggregate principal amount of $15,000,000 plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual instalments commencing on the first anniversary of the date that registration statement becomes effective.

On March 6, 2025, the Company and Wellgistics, LLC further amended the Wellgistics MIPA to extend the due date of the $10 million closing cash payment such that the closing cash payment is due on June 14, 2025

For the three months ended March 31, 2025, the Company recorded interest expense of $318,750 pertaining to the note. As of March 31, 2025 and December 31, 2024, accrued interest on the note totaled $743,750 and $425,000 respectively. As of March 31, 2025, $10,000,000 was included as a current liability on the consolidated balance sheet and the remaining $5,000,000 was classified as long-term.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the three months ended March 31, 2025, the Company recorded interest expense of $11,304 and amortization of debt discount $22,107 related to this promissory note. As of March 31, 2025, the outstanding principal of $448,411 is classified under current liabilities.

On February 2, 2025, the Company entered into an unsecured promissory note agreement a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the three months ended March 31, 2025, the Company recorded interest expense of $1,562 related to this promissory note. As of March 31, 2025, the outstanding principal of $100,000 is classified under current liabilities.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term SOFR plus 11.5%, calculated and prorated daily on the daily balance. The new line of credit is collateralized by accounts receivable and inventory balances. Interest related to the line of credit amounted to $332,439 for the three months ended March 31, 2025. The outstanding balance on the line of credit as of March 31, 2025 and December 31, 2024 was $5,220,699 and $5,531,260 respectively, which is included as a current liability on the consolidated balance sheet. The Company assumed the initial revolving line of credit as part of the Wellgistics acquisition.

Seller Promissory Note - Wellgistics

In May 2022, Wellgistics, LLC entered into a promissory note agreement with in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC (a subsidiary of Wellgistics, LLC). The promissory note bears interest at a rate of 2% per annum and will mature on April 1, 2025. Interest expense related to the promissory note was immaterial for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024 the amount outstanding is $68,570 and $137,141, which is included as a current liability on the consolidated balance sheet. The Company assumed this debt as part of the Wellgistics acquisition.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

December 31,
2025	$17,723,339
2026	1,400,000
2027	5,000,000
$24,123,339

Note 10. STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 24, 2025, the Company closed its initial public offering (“IPO”) of 888,889 shares of common stock at a public offering price of $4.50 per share. The IPO generated gross proceeds of $4.0 million and net proceeds of approximately $3.1 million after deducting underwriting discounts, commissions, and other offering expenses. The shares were sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-280945), which was declared effective by the U.S. Securities and Exchange Commission on February 14, 2025.

Advisor and Consulting Agreements

On February 25, 2025, the Company entered into a consulting agreement with Hudson Global Ventures, LLC (“Hudson”) to provide business advisory services, growth strategy guidance, and networking support for a 30-day period. As consideration for these services, the Company agreed to pay Hudson a cash fee of $250,000 and to issue 52,000 shares of restricted common stock.

The Company recognized stock-based compensation expense of $143,520 in connection with the equity issuance, which was recorded within general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2025. The fair value of the restricted stock was determined based on the market price of the Company’s common stock on the grant date.

On March 17, 2025, the Company entered into consulting agreement with Draper, Inc. (“Draper”), pursuant to which Draper agreed to provide investor relations and business development services. As consideration for services under the initial three-month term of the agreement, the Company issued 100,000 shares of restricted common stock to Draper. The consulting agreement automatically renews on a month-to-month basis unless terminated by either party with at least seven days’ notice prior to the end of the current term. The Company will be obligated to issue an additional 100,000 restricted shares of common stock for each renewal period.

Based on the market price of the Company’s common stock on the grant date, the total fair value of the shares issued to Draper was determined to be $400,000. Of this amount, $65,217 was recognized as stock-based compensation expense for the three months ended March 31, 2025, and recorded in sales and marketing expenses in the condensed consolidated statements of operations. The remaining $334,783 was recorded as prepaid expenses as of March 31, 2025, representing the unrecognized portion of the total fair value, which will be amortized over the remaining service period.

Restricted Common Stock

On February 28, 2025, in connection with the appointment of Brian Norton as Chief Executive Officer of the Company, Brian Norton was granted and issued 9,000,000 restricted common stock under the Company’s Amended and Restated 2023 Equity Incentive Plan. Restricted common stock vest in three equal annual installments over a three-year period, contingent upon the achievement of specified gross revenue and gross profit targets established by the Company’s Compensation Committee. As of March 31, 2025, 9,000,000 restricted common stock were unvested and are not included in the outstanding shares common stock. These unvested shares will be reflected as outstanding as they vest in accordance with the applicable vesting schedules. The stock-based compensation expense has been recognized in connection with the 9,000,000 performance-based restricted common stock granted to the Company’s Chief Executive Officer, as the Company has not yet determined that the performance conditions are probable of being achieved. The Company will begin recognizing expense once achievement of the performance targets becomes probable, in accordance with ASC 718.

On March 14, 2025, the Company granted and issued a total of 10,612,108 shares of restricted stock under the Company’s Amended and Restated 2023 Equity Incentive Plan to directors, employees, and consultants. Of the total shares issued, 9,363,617 shares were vested immediately and the remaining 1,248,491 were vest as per vesting metrics. As of March 31, 2025, 9,363,617 vested restricted shares are included in the total outstanding common stock reported in the consolidated statement of stockholders’ equity. The remaining 1,248,491 shares of restricted common stock were unvested as of that date and are not included in the outstanding shares common stock. These unvested shares will be reflected as outstanding as they vest in accordance with the applicable vesting schedules.

For the three months ended March 31, 2025, the Company recognized $27,229,902 in stock-based compensation expense in accordance with ASC 718 based on the grant-date fair value of the stock in respect to 9,363,617 vested shares. All stock-based compensation pertaining to the restricted common stock were included in general and administrative expenses in the consolidated statements of operations. As of March 31, 2025, total unrecognized compensation expense related to 1,248,491 non-vested restricted stock awards was $3,545,212, which is expected to be recognized over a weighted-average period of 2.67 years.

Note 11. STOCK-BASED COMPENSATION

2023 Equity Incentive Plan

The Company adopted the 2023 Equity Incentive Plan (the “Plan”), which provides the issuance of up to 43,506,064 shares of the Company’s common stock (the “Initial Limit”). Beginning on January 1, 2025, and on each January 1 thereafter, the number of shares reserved for issuance under the Plan will automatically increase by an amount equal to three percent (3%) of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser amount as may be determined by the Plan’s administrator (the “Annual Increase”). Shares issued under the Plan may be newly issued shares or reacquired shares.

The Plan permits the grant of various types of stock-based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares available for issuance as incentive stock options may not exceed the Initial Limit, as adjusted for any Annual Increases, subject to adjustment as provided under the terms of the Plan.

Shares subject to awards that expire, are canceled, or otherwise terminate without having been exercised or settled in full will again become available for future grant under the Plan. However, shares repurchased by the Company on the open market will not be added back to the share reserve. Awards that may be settled solely in cash do not count against the share reserve.

The Plan also includes a limitation on annual compensation to non-employee directors. The aggregate value of all equity awards granted to any non-employee director under the Plan, together with any cash compensation paid for service as a non-employee director, may not exceed (i) $1,000,000 in the first calendar year of service and (ii) $750,000 in any subsequent calendar year. The fair value of such awards is determined based on grant date fair value in accordance with ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions.

Refer to Note 10 on issuances of restricted common stock pursuant to the Amended and Restated 2023 Equity Incentive Plan.

Note 12. LEASE OBLIGATIONS

Rent is classified by function on the consolidated statements of operations as general and administrative.

The following is the summary of operating lease assets and liabilities:

March 31,
2025
Operating Leases
Right-of-use assets	$1,405,252

Short-term lease liabilities	532,660
Long-term lease liabilities	959,019
Total lease liabilities	$1,491,679

Weighted Average Remaining Lease Term	2.64
Weighted Average Discount Rate	8.36%

The following is the summary of future minimum payments:

Note 13. RELATED PARTY TRANSACTIONS

The Company had transactions with Scienture Holdings, Inc. (f/k/a/ TrXade Health, Inc / TRG / TrXade Health / Scienture), which included Integra Pharma Solutions, LLC (“IPS”), in which certain of the board members of the Company are currently the management and members of Scienture’s board. The common management between the entities classifies Scienture as a related party.

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

The Company had transactions with Scietech, LLC where a significant investor is the spouse of one of the directors of the Company, which qualifies as a related party.

The Company also had transactions with Green Apotoker, LLC. which qualifies as a related party on account of a former officer of the Company having a significant influence.

The following is a summary of due from and to related parties, as well as accounts receivable and accounts payable, as of March 31, 2025:

	March 31,	December 31,
	2025	2024
Due from TRG	$148,000	$146,000
Due from IPS	420,000	305,000
Due from Scienture Holdings	570,000	570,000
Due from related parties	$1,138,000	$1,021,000

Due to TRG	$9,351	$9,351
Due to IPS	3,794,000	3,764,000
Due to Scienture Holdings	1,171,419	1,171,419
Due to related parties	$4,974,770	$4,944,770

	March 31,	December 31,
	2025	2024
Accounts receivable from affiliates of Company	$775,027	$271,298
Accounts payable from affiliates of Company	$-	$25,500

The Company had the following transactions with related parties during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Sales to Integra Pharma Solutions, LLC	$503,730	$-

IT expenses paid to Cingo Solutions (common management)	$161,000	$-
Management services fees paid to Nomad Capital	$160,000	$-

Note 14. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Wellgistics, LLC has investments in affiliates that are not consolidated. As of March 31, 2025, and December 31, 2024, the Company had an investment in Gift Health totaling $17,671.

Note 15. COMMITMENTS AND CONTINGENCIES

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

Note 16. SUBSEQUENT EVENTS

Promissory note

On April 7, 2025, the Company issued a $500,000 unsecured promissory note to a related party controlled by the Chairman of the Board. The note bears interest at 10% per annum and matures on October 7, 2025. The Company may prepay the note at any time without penalty.

Merger Agreement

On April 8, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Wellgistics Health, Inc., Wellpeek Merger Sub 1, Inc. (“Merger Sub 1”), Wellpeek Merger Sub 2, LLC (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), Peek Healthcare Technologies, Inc. (“Peek”), and the Stockholder Representative (as defined in the Merger Agreement). Pursuant to the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), Merger Sub 1 will merge with and into Peek (the “First Merger”), with Peek continuing as the surviving entity and a wholly owned subsidiary of the Company. Immediately thereafter, Peek will merge with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub 2 continuing as the surviving entity. The Mergers, taken together, are intended to constitute an integrated plan and be treated as a “reorganization” for U.S. federal income tax purposes. The board of directors and officers of Merger Sub 2 existing as of the Effective Time will serve as the board of directors and officers of Merger Sub 2, as the ultimate surviving entity.

Peek is a pioneering digital prescription platform that seeks to transform how patients shop for medications by providing real-time pricing transparency to assist consumers with making more informed medication purchase decisions. Peek’s mission is to empower individuals with price transparency, innovative comparison tools, and seamless access to affordable prescriptions nationwide. Lumina Marketing, LLC, a Florida limited liability company (“Lumina Marketing”), and Lumina Therapeutics, LLC, a Delaware limited liability company (“Lumina Therapeutics” and, together with Lumina Marketing, the “Lumina Entities”) are affiliates of Peek and provide a range of consulting services to brand-name and specialty-lite drug manufacturers in the areas of market access, branding, and commercialization.

As a condition to and prior to the closing of the Mergers, Peek will acquire all of the assets of each of the Lumina Entities in exchange for newly issued shares of Class A Common Stock of Peek (the “Lumina Contribution Shares”). Following closing of the transactions contemplated by the Merger Agreement, the legacy Peek and Lumina Entity businesses will operate under a single, wholly-owned subsidiary of the Company.

At the effective time of the First Merger (the “First Effective Time”), the Lumina Contribution Shares that are issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive Closing Merger Consideration as follows:

●	A cash payment by the Company equal to $2,000,000, minus (i) the amount of Closing Indebtedness (as defined in the Merger Agreement), minus (ii) the amount of any unpaid Transaction Expenses (as defined in the Merger Agreement), plus (iii) the amount by which the Estimated Working Capital (as defined in the Merger Agreement) exceeds $150,000, or minus (iv) the amount by which the $150,000 exceeds the Estimated Working Capital; and
●	An unsecured promissory note made by the Company (the “Note”) in the principal amount of $6,000,000 bearing interest at the rate of 4.5%, compounding annually, and maturing on the third anniversary of the date such note is made.

Also at the First Effective Time, all shares of Class A Common Stock of Peek (other than the Lumina Contribution Shares) and all shares of Class B Common Stock of Peek (collectively, the “Specified Shares”) that are issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1,777,778 shares of Company common stock (the “Stock Consideration”) in Closing Merger Consideration as follows:

●	507,615 shares of Company common stock (the “Guaranteed Stock Consideration”); and
●	1,270,163 shares of Company common stock (the “Earn-Out Shares”), which shall be subject to forfeiture based on the Surviving Company’s ability to achieve the target aggregate revenue amount of $8,800,000 during the period commencing on the Closing Date and ending on December 31, 2027.

In order to preserve the intended U.S. federal income tax treatment of the Mergers, it is possible that all or a portion of the final payment under the Note may be made in the form of additional shares of Company common stock, depending on whether and the extent to which any Earn-Out Shares issued at the First Effective Time are forfeited pursuant to the terms of the Merger Agreement.

The acquisition has not yet closed as of the issuance date of these financial statements.

Equity Purchase Agreement and Registration Rights Agreement

On April 9, 2025, the Company entered into an equity purchase agreement (the “ELOC Purchase Agreement”) with Hudson Global Ventures, LLC (the “Investor”), pursuant to which the Company has the right, but not the obligation, to direct the Investor to purchase up to $50,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Purchase Agreement. Sales of the ELOC Shares, if any, are subject to certain limitations, and may occur from time to time at the Company’s sole discretion over the approximately 24-month period commencing on the date of execution of the ELOC Purchase Agreement, unless the ELOC Purchase Agreement is earlier terminated pursuant to its terms.

The Investor has no right to require any sales by the Company, but is obligated to make purchases at the Company’s direction subject to certain conditions. Each purchase must involve an aggregate amount of shares of the Company’s common stock of at least $25,000 but not exceeding the lesser of (i) $3,000,000 or (ii) 200% of the average daily trading volume of the common stock during the three trading days immediately before the date the Company directs the Investor to purchase the shares of common stock (the “Put Notice Date”).

The purchase price to be paid by the Investor for the ELOC Shares will be the lesser of (i) ninety percent (90%) of the closing price of the Company’s common stock on the day immediately preceding the Put Notice Date and (ii) ninety percent (90%) of the average closing price of the Company’s common stock during the three trading days immediately after the Put Notice Date. There is no upper limit on the price per share that the Investor could be obligated to pay for the ELOC Shares.

Actual sales of ELOC Shares to the Investor from time to time will depend on a variety of factors, including, without limitation, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds that the Company may receive under the ELOC Purchase Agreement, if any, cannot be determined at this time, since the amount will depend on the frequency and prices at which the Company sells ELOC Shares to the Investor, the Company’s ability to meet the conditions of the ELOC Purchase Agreement, the other limitations, terms and conditions of the ELOC Purchase Agreement, and any impacts of the Beneficial Ownership Limitation (described below).

As consideration for the Investor’s execution and delivery of the ELOC Purchase Agreement, the Company issued to the Investor 152,000 shares of common stock as a commitment fee and paid $15,000.00 to the Investor’s legal counsel for the Investor’s expenses relating to the preparation of the ELOC Purchase Agreement.

Unless earlier terminated as provided in the ELOC Purchase Agreement, the ELOC Purchase Agreement will terminate automatically on the earliest to occur of: (i) twenty-four (24) months after the execution of the ELOC Purchase Agreement, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares issuable under the ELOC Purchase Agreement, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Purchase Agreement.

On May 5, 2025, the Company filed a Registration Statement on Form S-1 with the Commission (File No. 333-286981), which registers the 152,000 commitment fee shares and up to 3,426,254 shares issuable to the Investor on the direction of the Company. On May 7, 2025, the Commission declared the registration statement effective and the Company filed a final prospectus describing the terms of the offering.

Change in board of directors

On April 9, 2025, Sajid Sayed resigned from the Company’s Board of Directors. His resignation did not result from any disagreement with the Company. On April 10, 2025, the Board appointed Michael L. Peterson as an independent director to fill the resulting vacancy. Mr. Peterson was also appointed Chairman of the Audit Committee and a member of the Compensation and Nominating & Corporate Governance Committees.

Seventh amendment to MIPA dated May 11, 2023

On April 14, 2025, the Company and the other parties to the Wellgistics MIPA further amended the Wellgistics MIPA to convert a cash payment of $1,500,000 owed by the Company to Strategix Global, LLC, an entity controlled by Mr. Norton, the Company’s Chief Executive Officer, into 333,333 shares of the Company’s common stock at the $4.50 initial public offering price (the “Converted Shares”). The Company shall issue the Converted Shares no later than June 14, 2025, the same date that the $1,500,000 cash payment was due. The Converted Shares will be subject to a 12-month lock-up agreement whereby Strategix Global, LLC will agree not to transfer or dispose of such Converted Shares, except in certain limited instances.

Appointment of Chief Financial Officer

On April 22, 2025, the Company appointed Mark DiSiena as Chief Financial Officer, effective as of that date. Mr. DiSiena brings extensive leadership and financial management experience, having served in senior finance roles across multiple public and private companies, as well as providing interim CFO and advisory services through his consulting firm. Mr. DiSiena succeeds Vishnu Balu, who resigned as Chief Financial Officer effective April 22, 2025. Mr. Balu’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices. In connection with his appointment, the Company entered into an employment agreement with Mr. DiSiena providing for an initial annual salary of $200,000, which increases to $275,000 upon the Company completing a financing round of at least $10 million. Mr. DiSiena is also eligible for a discretionary bonus and other standard employee benefits. Additionally, the Company has agreed to issue 150,000 restricted shares of common stock to Mr. DiSiena, which will vest in equal annual installments beginning December 31, 2025, subject to continued employment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Information” below. We have no obligation to update any of these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains statements that constitute forward-looking statements that are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or the future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, or the increased offering of specialty products, direct and indirect remuneration fees, mail order pharmacy steering, and programs;
●	Wellgistics Health deriving a portion of its sales from prescription drug sales reimbursed by pharmacy benefit management companies;
●	Wellgistics Health being adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs;
●	Changes in economic conditions that adversely affect consumer/client buying practices and market adoption of our mobile application and the accompanying revenues to premium access/services;
●	Wellgistics Health’s relationships with its primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships of its wholesale and hub technology platform subsidiaries;
●	Changes in the healthcare industry and regulatory environments;
●	The effects of competition on Wellgistics Health’s future business;
●	Wellgistics Health’s ability to execute its business plans and strategy; and
●	Other risks and uncertainties described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025, and those risks described in the section entitled “Risk Factors” of this Quarterly Report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There can be no assurance that future developments affecting us will be those that we have anticipated. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

Incorporated in 2022, we are a holding company for operating companies centered around healthcare technology and pharmaceutical services. We seek to be a micro health ecosystem, with a portfolio of companies consisting of a technology platform, pharmacy, and wholesale operations that provide novel prescription hub and clinical services. We strive to shift the dynamic of pharmaceutical care to revolve around the patient for a range of therapeutic conditions by offering various integrated solutions through leveraging our business segments to address access, care coordination, dispensing, delivery, and clinical management of certain pharmaceutical products.

Currently, we own one direct operating company, Wellgistics, LLC, and two indirect operating companies, Wellgistics Tech & Hub, LLC dba DelivMeds (f/k/a Alliance Pharma Solutions, LLC) (“Wellgistics Tech & Hub”) and Wellgistics Pharmacy, LLC (f/k/a Community Specialty Pharmacy, LLC) (“Wellgistics Pharmacy”), through an intermediary—Wood Sage, LLC.

Wellgistics, LLC

Founded in 2013, Wellgistics, LLC serves as the wholesale arm of our healthcare ecosystem as a 50-state FDA licensed and NABP-accredited pharmaceutical wholesaler distributor, bridging the gap between small- to mid-size pharmaceutical manufacturers and independent retail pharmacies. Serving over 5,000 registered pharmacies nationwide, Wellgistics, LLC provides significant value by offering competitive pricing, unique products, and exceptional service, while also promoting manufacturers’ products to a diverse range of pharmacies. Wellgistics, LLC’s primary focus is on supporting independent retail pharmacies in search of better products, prices, and services, thereby ensuring their growth and sustainability in the competitive pharmaceutical sector.

Wellgistics, LLC provides distribution and third party logistics services to both pharmaceutical manufacturers and independent retail pharmacies. With over 60 manufacturing relationships, Wellgistics, LLC identifies niche therapeutic products and work with its manufacturing clients to increase market access and visibility of its client relationships with product awareness and support campaigns. Specifically, Wellgistics, LLC helps promote product distribution through its network of pharmacy buyers by providing sales and marketing support. These services include providing product education, identifying opportunities for therapeutic substitution when clinically relevant, and cost savings opportunities for pharmacies and their patients. Wellgistics, LLC’s portfolio of products is comprised of 65% topical generics with a primary focus on the dermatology market, 20% oral generic formulations primarily in the non-narcotic pain category, 10% oral and topical brand formulations, and 5% in the over-the-counter market space. Its investments in cold chain infrastructure will position this division to compete in the specialty-lite therapy category while also expanding our ability to house additional branded products.

We acquired Wellgistics, LLC in August 2024.

Wellgistics Tech & Hub, LLC

Founded in 2017 under the name Alliance Pharma Solutions, LLC and doing business as DelivMeds, Wellgistics Tech & Hub serves as the middleware technology arm of our healthcare ecosystem by facilitating prescription transfer and clinical concierge services to a network of independent pharmacies. After conducting an extensive market research survey focusing on competition, Wellgistics Tech & Hub identified several key differentiators from other healthcare technology solutions, including various integrations of the hub with pharmacy management software systems and pharmacy point of sale systems, among others. This suggests that Wellgistics Tech & Hub could serve as an end-to-end patient-centric solution automating the prescription journey. Powered by Wellgistics Pharmacy as the backend pharmacy, Wellgistics Tech & Hub is the frontend technology serving as the middleware between all key stakeholders referenced in what we refer to as the 5P-Model: patients, providers, pharmacies, payors or pharmacy benefit managers, and pharmaceutical manufacturing companies.

Through Wellgistics Tech & Hub, we aim to preserve patient autonomy, improve price transparency, and aid in making a meaningful impact on patient outcomes by eliminating barriers to therapy while simultaneously boosting adherence. We work with channel partners such as pharmaceutical manufacturers, provider groups and accountable care organizations, telehealth companies, and employer groups to offer full suite of patient-centered pharmacy services. Wellgistics Tech & Hub’s business-to-business strategy approach enables prescriptions to be sent directly to Wellgistics Pharmacy and subsequently transferred to an eligible in-network independent pharmacy. Each channel partner is equipped with de-identified data to improve its respective business operation and or improve its renumeration from the value-based services the clinical concierge arm provides.

We acquired Wellgistics Tech & Hub through our acquisition of Wood Sage in June 2024.

Wellgistics Pharmacy, LLC

Founded in 2011, Wellgistics Pharmacy serves as the backbone dispensing pharmacy of our healthcare ecosystem. First operating as a retail community specialty pharmacy, Wellgistics Pharmacy provides general and specialty pharmacy services dedicated to servicing the needs of patients, as well as clinical expertise, technology-driven innovation tools, and administrative efficiencies that support physicians, payers, and pharmaceutical manufacturers. Initially focusing on providing HIV/AIDS products, Wellgistics Pharmacy has expanded its business operations to perform 340B services by partnering with local clinics and provider groups. It has pursued pharmacy state licenses to convert its business into a mail order pharmacy. Currently, Wellgistics Pharmacy is licensed in 32 states and the District of Columbia, with superb license coverage along the east coast. While Wellgistics Pharmacy voluntarily forfeited its specialty accreditations, Wellgistics Pharmacy maintains specialty internal standard operating procedures and performs all of the functions of a specialty pharmacy.

Wellgistics Pharmacy purchases pharmaceuticals including specialty medications from manufacturers and wholesale distributors, fills prescriptions, labels, packages and delivers these pharmaceuticals to patients’ homes or physicians’ offices through contract couriers or carriers. It maintains a call center and customer support within its pharmacy located in Tampa, Florida. Wellgistics Pharmacy has several 340B relationships, acting as the dispensing pharmacy for these healthcare facilities that help drive revenue and prescription volume. Wellgistics Pharmacy’s relationship with Wellgistics, LLC and other wholesalers enables it to offer a competitive cash-based formulary for the uninsured and underinsured patient populations. Given its low-cost business model, Wellgistics Pharmacy believes there is an opportunity to gain market share with small- to medium-size employer groups in a partnership model with other consumer driven healthcare companies to the extent that more patients elect to pay out of pocket for prescriptions.

We acquired Wellgistics Pharmacy through our acquisition of Wood Sage in June 2024.

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

Prior to acquiring Wood Sage, LLC, we did not generate revenue. As discussed above, we acquired Wellgistics Tech & Hub and Wellgistics Pharmacy through our acquisition of Wood Sage, LLC in June 2024, and acquired Wellgistics, LLC in August 2024. Currently, our revenues are derived from (i) pharmaceutical dispensing of products, (ii) care management services we deliver to patients and offer to pharmaceutical manufacturing clients, (iii) SaaS fees for use of our platform technology services, and (iv) product procurement and distribution to independent pharmacies.

We expect that our ability to source and distribute pharmaceutical products to our pharmacy and network of independent pharmacy partners throughout the U.S. will adequately position us to negotiate greater discounts based on market share. Our management believes that our digital pharmacy, including its hub and clinical services technology platform, is poised to add significant value in the key specialty-lite market by providing patients access and convenience, while providing partners with ready-to-go market solutions with big data.

Data released from the Centers for Medicare & Medicaid Services (“CMS”) illustrates that the National Health Expenditure Data for 2022 grew to $4.5 trillion dollars and accounted for 17.3% of GDP. A deeper dive of this report reveals that total retail prescription specialty drug market accounts for less than 10% of total drugs in the market but is responsible for greater than 50% of the prescription drug spend per annum. CMS anticipates an increase in the health spending share of GDP to 19.7% by 2032. IQVIA’S 2024 report on medicine spending trends found that overall spending in the U.S. market for medicines reached $435 billion in 2023. After evaluating reasons for increased healthcare expenditure, poor medication adherence continues to be a challenge that causes unnecessary strain on the healthcare system, including, but not limited to, increased hospital admissions and readmissions rates from medication non-compliance and adverse events. Our management believes that many of these factors are preventable by empowering patient autonomy in their healthcare journey, identifying cost savings opportunities, and providing access to clinical resources and support.

We believe that our business model primely positions us to address the prescription spend in the “specialty lite” therapy area while improving patient health outcomes by equipping patients with our innovative digital health tools. We seek to expand the service coverage area of our pharmacy operations while strengthening its clinical expertise in several key therapeutic categories, including services such as care coordination and patient financial assistance. Furthermore, we expect that our partner relationships will enable us to offer a competitive cash formulary as an alternative option when high insurance deductibles make it economically feasible. We anticipate expanding our wholesale operations as we continue to partner and establish new manufacturer relationships. With many of these new relationships, we intend to provide sales and clinical education support to the pharmacies purchasing these products. We have strategically identified opportunities to wholesale products that are normally not carried by the three largest wholesalers in the United States, and will seek to carve out exclusivity or semi- exclusive relationships based on a time period to ensure we are maximizing our revenues. We expect that new partnerships with group purchasing organizations will be effective, as we increase the business divisions’ visibility with all or many of the member pharmacies. Our technology division will be connected to our pharmacy network enabling us to operate as a digital pharmacy and hub. Our pharmacy network leverages independent, locally-owned pharmacies that are rooted in their communities to create a powerful network of over 19,000 pharmacies across the United States capable of delivering prescriptions in hours. This channel services approximately 1.3 billion prescriptions annually and represents a $47 billion market at wholesale cost.

We seek to provide an end-to-end solution for digitizing the prescription journey through our Wellgistics Tech & Hub mobile application, which should help to preserve patient autonomy, improve prescription price transparency, and provide additional concierge services in an effort to boost medication adherence and improve patient outcomes. We intend to aggregate the data collected from our solution to provide comprehensive reports that are tied to medication adherence and outcomes to make a meaningful impact for all stakeholders involved. We expect to monetize this valuable data with manufacturers, payors and providers.

Key Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

Wellgistics Health is a holding company specifically formed to hold operating companies. We did not generate any revenue prior to our acquisition of Wood Sage, but now expect to generate all of our revenues through Wellgistics Tech & Hub, Wellgistics Pharmacy, and Wellgistics, LLC. Although Wellgistics Health may add other sources of revenue through the acquisition of other operating companies in the future, Wellgistics Health currently does not have any such plans.

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

Results of Operations

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
	2025	2024
Net sales	$10,863,443	$-
Cost of sales	10,170,802	-
Gross profit	692,641	-
Total operating expenses	32,041,009	79,764
Loss from operations	(31,348,368)	(79,764)
Total other income (expense)	(1,082,535)	(3,358)
Net loss	(32,430,903)	(83,122)

Revenues and Cost of Revenues

Net sales were $10,863,443 for the three months ended March 31, 2025, consisting of revenue primarily derived from Wellgistics Pharmacy operations after the closings of our acquisitions of Wood Sage on June 16, 2024, and of Wellgistics, LLC on August 30, 2024. Cost of revenues for the same period was $10,170,802. Gross profit was $692,641, representing a gross margin of $6.4%. The Company did not earn revenue for the three months ended March 31, 2024.

The following is a summary of the disaggregation of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Product revenue - distribution services	$10,668,287	$-
Pharmacy retail sales	114,676	-
Third party logistics services	80,480	-
Net sales	$10,863,443	$-

General and Administrative Expense

General and administrative expenses were $32,041,009 for the three months ended March 31, 2025, compared to $79,764 for the three months ended March 31, 2024. The increase was primarily due to the acquisition of Wellgistics, LLC in August 2024 and full-scale operations of the consolidated company in 2025. General and administrative expenses include personnel costs, and professional fees including audit, tax and legal. For the three months ended March 31, 2025, general and administrative expenses also included $27,773,421 of non-cash stock-based compensation related to the issuance of common stock to directors, employees, and consultants in exchange for services rendered.

Depreciation and amortization

Depreciation and amortization was $802,872 for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. This included amortization of $763,064, which relates to intangible assets identified from acquisitions of Wood Sage and Wellgistics, LLC. Depreciation expense of $39,807 relates to fixed assets acquired from the Wellgistics, LLC acquisition.

Interest Expense

Interest expense was $1,094,490 and $3,358 for the three months ended March 31, 2025 and 2024, respectively. Interest expense in 2025 was incurred on Wellgistics Health’s outstanding notes and merchant cash advance agreements.

Liquidity and Capital Resources

Our future cash needs are expected to include cash for operating activities, working capital, purchases of property and equipment, strategic investments, development, and expansion of facilities. We will fund our operations primarily through operating cash flows, the issuance of debt and the sale of equity securities. We expect to generate positive cash flow from the operations in 2025 due to the annual revenue generated from Wood Sage and Wellgistics, LLC. In order to proceed with our business plan, we may need to raise additional funds through the issuance of debt, equity or other commercial arrangements that may not be available to us when needed or on terms that we deem favorable. To the extent we raise additional capital through the sale of equity or convertible securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of its strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms.

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

Debt

Outstanding debt consists of the following:

	March 31,	December 31,
	2025	2024

Merchant cash advance	$1,785,659	$1,259,415
Note payable - owners of Wellgistics	10,000,000	5,000,000
Note payable - third party, net of debt discount of $11,304 and $0	637,107	-
Revolving line of credit	5,220,699	5,531,260
Seller promissory note	68,570	137,141
Current portion of debt obligations	17,712,035	11,927,816

Merchant cash advance	$-	$55,085
Third party investor	100,000	100,000
Note payable - Scienture Holdings	1,300,000	1,300,000
Note payable - owners of Wellgistics	5,000,000	10,000,000
Long-term debt	6,400,000	11,455,085
Total debt	$24,112,035	$23,382,901

Wellgistics Health Inc. (formerly Danam)

On August 22, 2023, Wood Sage entered into a non-interest bearing promissory note (“Note”) with Integral pursuant to which Integral made a certain loan to Wood Sage in the amount of $1,300,000 to satisfy the purchase price under the CSP MIPA and APS MIPA. No later than 30 days after a change in control to Wood Sage, the aggregate unpaid principal balance of the Note will be due and payable by Wood Sage. As of March 31, 2025, the note is still outstanding and the parties mutually agreed for an extension.

On October 11, 2024, the Company entered a merchant cash advance agreement with a third-party lender. This advance is secured by expected future sales transactions of the Company with expected payments on weekly basis. The Company received total proceeds of $1,500,000 against future receivables of $2,236,500. During the three months ended March 31, 2025, Company made total cash repayments of $700,680, including principal repayments of $401,511 and interest expense of $299,169. As of March 31, 2025, $1,003,909 in principal remained outstanding, which was included as a current liability on the consolidated balance sheet.

On March 27, 2025, the Company entered into a merchant cash advance agreement with a third-party lender. Pursuant to the agreement, the Company will receive total funding of $1,900,000, secured by its future sales transactions, with repayments scheduled to be made on a weekly basis in the amount of $56,800. The funding was made against future receivables totaling $2,840,000. The Company received net proceeds of $781,750 on March 27, 2025. As of March 31, 2025, the outstanding balance of $781,750 is classified as a current liability on the consolidated balance sheet.

Note payable – owners of Wellgistics, LLC

On August 23, 2024, Wellgistics Health and Wellgistics, LLC entered into the Fourth Amendment to the Wellgistics MIPA. Pursuant to the amended agreement, Wellgistics Health agreed to pay Wellgistics, LLC a promissory note in the aggregate principal amount of $15,000,000 plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual instalments commencing on the first anniversary of the date that registration statement becomes effective.

On March 6, 2025, the Company and Wellgistics, LLC further amended the Wellgistics MIPA to extend the due date of the $10 million closing cash payment such that the closing cash payment will be due on June 14, 2025.

For the three months ended March 31, 2025, the Company recorded interest expense of $318,750 pertaining to the note. As of March 31, 2025 and December 31, 2024, accrued interest on the note totaled $743,750 and $425,000 respectively. As of March 31, 2025, $10,000,000 was included as a current liability on the consolidated balance sheet and the remaining $5,000,000 was classified as long-term.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the three months ended March 31, 2025, the Company recorded interest expense of $11,304 and amortization of debt discount $22,107 related to this promissory note. As of March 31, 2025, the outstanding principal of $448,411 is classified under current liabilities.

On February 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the three months ended March 31, 2025, the Company recorded interest expense of $1,562 related to this promissory note. As of March 31, 2025, the outstanding principal of $100,000 is classified under current liabilities.

On February 2, 2025, the Company entered into an unsecured promissory note agreement a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the three months ended March 31, 2025, the Company recorded interest expense of $1,562 related to this promissory note. As of March 31, 2025, the outstanding principal of $100,000 is classified under current liabilities.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term SOFR plus 11.5%, calculated and prorated daily on the daily balance. The new line of credit is collateralized by accounts receivable and inventory balances. Interest related to the line of credit amounted to $332,439 for the three months ended March 31, 2025. The outstanding balance on the line of credit as of March 31, 2025, and December 31, 2024 was $5,220,699 and $5,531,260 respectively, which is included as a current liability on the consolidated balance sheet. The Company assumed the initial revolving line of credit as part of the Wellgistics, LLC acquisition.

Seller Promissory Note - Wellgistics

In May 2022, Wellgistics, LLC entered into a promissory note agreement with in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC (a subsidiary of Wellgistics, LLC). The promissory note bears interest at a rate of 2% per annum and will mature on April 1, 2025. Interest expense related to the promissory note was immaterial for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024 the amount outstanding is $68,570 and $137,141, which is included as a current liability on the consolidated balance sheet. The Company assumed this debt as part of the Wellgistics, LLC acquisition.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

December 31,
2025	$17,723,339
2026	1,400,000
2027	5,000,000
$24,123,339

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities :

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(1,347,449)	$31,237
Net cash used in investing activities	$(273,133)	$-
Net cash provided by financing activities	$3,108,831	$260,000
Net change in cash and cash equivalents	$1,488,249	$291,237

Cash from operating activities

Net cash used in operating activities for the three months ended March 31, 2025, was $1,347,449, primarily due to our net loss of $32,341,047, partially offset by non-cash expenses of $28,674,553, and $2,408,901 in cash provided in operating assets and liabilities. Non-cash expenses was driven by stock-based compensation of $27,773,421. Cash provided by operating assets and liabilities was primarily driven by an increase in accounts payable of $1,876,683.

Net cash provided by operating activities for the three months ended March 31, 2024, was primarily a result changes in operating assets and liabilities of $114,358, partially offset by our net loss of $83,122.

Cash from investing activities

Net cash used in investing activities for the three months ended March 31, 2025, was $273,133 due to payments made for intangible assets under development.

Cash from financing activities

Net cash provided by financing activities for the three months ended March 31, 2025, was $3,108,831. This was primarily driven by gross proceeds of $4,000,00 from the issuance of common stock in our IPO, $615,000 from promissory notes, and $471,158 in net proceeds from a merchant cash advance. These inflows were partially offset by $1,598,196 in offering costs, as well as repayments of a note payable and revolving line of credit.

Net cash provided by financing activities for the three months ended March 31, 2024, consists of $250,000 in proceeds from a note payable and $10,000 in proceeds from common stock to be issued.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

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

Wellgistics, LLC.

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

Step One: Identify the contract with the customer — The prescription is written by a doctor for a customer and delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers the prescription to the customer, fulfilling the contract. The collection is probable because there is confirmation that the customer has insurance for the reimbursement to the Company prior to filling of the prescription.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item 3 as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except with respect to the Company’s on-going liquidity needs, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 25, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities that we issued during the three months ending March 31, 2025, that were not registered under the Securities Act. Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Between March 21, 2025, and March 27, 2025, we issued 19,764,108 shares of restricted stock under the Wellgistics Health, Inc. Amended and Restated 2023 Equity Incentive Plan (the “Plan”) to the following individuals:

●	600,000 shares to the Company’s independent directors, with 198,000 shares vesting immediately and the remainder vesting in equal amounts on March 4, 2026, and March 4, 2027;
●	8,164,494 shares to the Company’s non-independent directors, with each share vesting immediately;
●	503,158 shares to certain employees, with 15,000 shares vesting immediately, 116,942 vesting on October 1, 2025, 126,942 vesting on October 1, 2026, 126,942 vesting on October 1, 2027, 58,666 vesting on October 1, 2028, and 58,666 vesting on October 1, 2029;
●	9,000,000 shares to the Company’s chief executive officer, which vest only upon the achievement of certain financial metrics for the fiscal years ending December 31, 2025, 2026, and 2027, with the first vesting opportunity occurring during the first quarter 2026;
●	223,333 shares to former employees, with each share vesting immediately; and
●	1,273,123 shares to consultants or advisers, with 1,041,123 shares vesting immediately and the remainder vesting in equal amounts over 3 years.

On April 11, 2025, we issued 152,000 shares of common stock as a commitment fee to Hudson Global Ventures, LLC pursuant to an equity purchase agreement.

The forgoing issuances were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. In each transaction, we did not engage in any general solicitation or advertising and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to the issuances, making written disclosure regarding the restricted nature of the securities, and placing a legend on the certificates representing the shares. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in the above transactions.

Use of Proceeds

On February 24, 2025, we completed our initial public offering in which we issued and sold 888,889 shares of our common stock at a public offering price of $4.50 per share. We received net proceeds of approximately $3.1 million, after deducting underwriting discounts, commissions, and expenses of approximately $880,000. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-280945), as amended (the “IPO Registration Statement”), declared effective by the SEC on February 14, 2025.

Craft Capital Management LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the IPO Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We used the net proceeds from our initial public offering for cash and general working capital purposes. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the prospectus forming a part of the IPO Registration Statement.

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025, the Company’s board of directors appointed Michael L. Peterson to fill the vacancy created as a result of the resignation of Sajid Sayed’s departure. In connection with this appointment, the board of directors designated Mr. Peterson as the Chairman of the Board’s Audit Committee after determining that Mr. Peterson qualifies as an audit committee financial expert within the meaning of the rules and regulations of the SEC and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, the Company’s board of directors considered Mr. Peterson’s formal education and previous experience in financial roles. The Company’s board of directors also appointed Mr. Peterson to fill the vacancies caused by Mr. Syed’s resignation as a member of the Compensation Committee and Nominating and Corporate Governance Committee.

As consideration for Mr. Peterson joining the Company, the Company’s board of directors determined, after his appointment, to pay Mr. Peterson a retainer of $120,000 per year and a one-time issuance of 200,000 shares of the Company’s common stock at a price per share equal to the fair market value of the Company’s common stock on the grant date that vests in equal amounts of a three year period beginning on the first anniversary date of the grant. Vesting of Mr. Peterson’s shares of common stock accelerates if or when he leaves the Company. The firm also committed to carry director and officer insurance for Mr. Peterson. Mr. Peterson’s compensation differs from the compensation provided to the Company’s other independent directors.

As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2025, the Company’s Board of Directors appointed Mark DiSiena as Chief Financial Officer of the Company, effective as of April 22, 2025 (the “Commencement Date”). Mr. DiSiena will succeed Vishnu Balu, who served as the Company’s Chief Financial Officer since April 2024, and who resigned from his position, effective as of the Commencement Date. Mr. Balu’s decision to resign was not the result of any dispute or disagreement with the Company, the Company’s management or the Company’s Board of Directors on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit
Number	Description
2.1**	Amended and Restated Membership Interest Purchase Agreement dated June 16, 2024, by and between Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) and Nikul Panchal (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
2.2**	Membership Interest Purchase Agreement dated May 11, 2023, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton, as amended (incorporated by reference to Exhibit 5.2 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2025).
2.3**	Seventh Amendment to Membership Interest Purchase Agreement dated May 11, 2023, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton, as amended (incorporated by reference to Exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2025).
2.4**	Agreement and Plan of Merger dated April 8, 2025, by and among Wellgistics Health, Inc., Wellpeek Merger Sub 1, Inc., Wellpeek Merger Sub 2, LLC, Peek Healthcare Technologies, Inc., and the Stockholder Representative (incorporated by reference to Exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
3.1	Certificate of Incorporation of Wellgistics Health, Inc., as amended and currently in effect (incorporated by reference to Exhibit 3.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
3.2	Bylaws of Wellgistics Health, Inc. as currently in effect (incorporated by reference to Exhibit 3.2 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 1.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.2†	Second Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.3†	Executive Employment Agreement dated January 1, 2023, by and between Suren Ajjarapu and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.6 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.4†	Executive Employment Agreement dated January 1, 2023, by and between Dr. Shafaat Pirani and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.7 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.5†	Executive Employment Agreement dated January 1, 2023, by and between Prashant Patel and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.8 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).

10.6†	Executive Employment Agreement dated January 1, 2023, by and between Nikul Panchal and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.9 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.7†	Executive Employment Agreement dated March 3, 2025, by and between Wellgistics Health, Inc. and Brian Norton (incorporated by reference to Exhibit 5.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.8†	Indemnification Agreement dated January 9, 2024, by and between Tim Canning and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.10 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.9†	Contract Agreement dated April 15, 2024, by and between Aletheia Strategic Advisory LLC and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.11 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.10	Lease Agreement dated March 23, 2024, by and between GVI-IP TAMPA OFFICE OWNER, LLC and Wellgistics, LLC and Wellgistics Health, Inc (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.12 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.11	Promissory Note dated August 22, 2023, made by Wood Sage, LLC in favor of Integral Health, Inc. (incorporated by reference to Exhibit 10.13 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.12	Promissory Note dated January 12, 2024, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Strategic EP LLC (incorporated by reference to Exhibit 10.14 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.13	Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.15 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.14	Promissory Note dated September 13, 2023, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Nomad Capital LLC (incorporated by reference to Exhibit 10.16 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.15	Loan and Security Agreement dated November 22, 2024, by and between Marco Capital, Inc. and Wellgistics, LLC (incorporated by reference to Exhibit 10.17 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.16	Guaranty Agreement dated as of November 22, 2024, by Wellgistics Health, Inc. (formerly Danam Health, Inc.) in favor of Marco Capital, Inc. (incorporated by reference to Exhibit 10.18 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.17	Roadie, Inc. Services Agreement dated July 12, 2023, by and between Roadie, Inc. and Alliance Pharma Solutions, LLC dba DelivMeds (incorporated by reference to Exhibit 10.19 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.18	Integration and Delivery Services Agreement dated January 26, 2022, by and between Lyft Healthcare, Inc. and Alliance Pharma Solutions, LLC d/b/a DelivMeds (incorporated by reference to Exhibit 10.20 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.19	Master Services Agreement dated November 20, 2023, by and between Best Computer Systems, Inc. d/b/a BestRx Pharmacy Software and DelivMeds (incorporated by reference to Exhibit 10.21 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.20	340B Contract Pharmacy Services Agreement dated April 1, 2021, by and between Community Specialty Pharmacy, LLC and AIDS Service Association of Pinellas, Inc. dba EPIC (incorporated by reference to Exhibit 10.22 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.21	Participating Pharmacy Agreement dated February 6, 2023, by and between Medzoomer, Inc. and Community Specialty Pharmacy Inc. (incorporated by reference to Exhibit 10.23 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).

10.22	Standard Merchant Cash Advance Agreement dated October 1, 2024, by and between Cedar Advance LLC and Wellgistics, LLC / Danam Health, Inc. (incorporated by reference to Exhibit 10.24 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.23	Consulting Agreement dated February 25, 2025, by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC (incorporated by reference to Exhibit 1.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2025).
10.24	Consulting Agreement by and between Wellgistics Health, Inc. and Draper, Inc. dated March 17, 2025 (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2025).
10.25	Promissory Note made by Wellgistics Health, Inc. dated April 4, 2025 (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.26	Equity Purchase Agreement by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC, dated April 9, 2025 (incorporated by reference to Exhibit 10.2 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.27	Registration Rights Agreement by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC, dated April 9, 2025 (incorporated by reference to Exhibit 10.3 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.28†	Executive Employment Agreement dated April 22, 2025, by and between the Company and Mark DiSiena (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 24, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Furnished herewith.
**	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WELLGISTICS HEALTH, INC.

	By:	/s/ Mark DiSiena
	Name:	Mark DiSiena
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: May 12, 2025

