Form 10-Q
period 2025-06-30
Wellgistics Health, Inc.
filed 2025-08-19
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 19, 2025, there were 84,064,100 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLGISTICS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$419,942	$1,028,336
Accounts receivable, related party	775,027	271,298
Accounts receivable, net	1,386,423	2,453,517
Inventories, net	9,031,143	9,518,608
Prepaid expenses	65,525	524
Due from related parties	1,249,888	1,021,000
Subscription receivable	581,695	-
Deferred offering costs	-	875,385
Total current assets	13,509,643	15,168,668
Property, plant and equipment, net	308,642	388,180
Capitalized software	2,023,076	1,618,017
Operating lease, right-of-use-assets	1,280,459	1,528,128
Goodwill	16,219,929	16,219,929
Other intangible assets, net	19,219,880	20,746,009
Note receivable	139,771	139,771
Other assets	1,438,607	1,438,940
Deposits	85,008	85,008
Total assets	$54,225,015	$57,332,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,450,651	$6,308,754
Accounts payable, related party	25,500	25,500
Accrued expenses and other current liabilities	5,466,166	4,320,417
Due to related parties	5,234,770	4,944,770
Due to seller	8,500,000	10,000,000
Current portion of debt obligations, net of debt discount	13,180,200	11,927,816
Operating lease liabilities- current portion	546,255	519,490
Total current liabilities	42,403,542	38,046,747
Notes payable	10,100,000	10,100,000
Note payable, related party	-	1,300,000
Loan payable	-	55,085
Operating lease liabilities	816,218	1,096,372
Total liabilities	$53,319,760	$50,598,204

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 72,881,535 and 51,055,508 shares issued and 63,144,817 and 51,055,508 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	6,315	5,105
Additional paid-in capital	49,759,467	16,486,501
Accumulated deficit	(48,860,527)	(9,757,160)
Total stockholders’ equity	905,255	6,734,446
Total liabilities and stockholders’ equity	$54,225,015	$57,332,650

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	$7,790,865	$44,540	$18,654,308	$44,540
Cost of revenues	7,285,113	47,148	17,455,915	47,148
Gross profit (loss)	505,752	(2,608)	1,198,393	(2,608)

Operating expenses:
General and administrative	4,859,949	570,408	36,032,869	650,172
Sales and marketing	343,383	-	408,600	-
Depreciation and amortization	802,796	-	1,605,668	-
Total operating expenses	6,006,128	570,408	38,047,137	650,172

Loss from operations	(5,500,376)	(573,016)	(36,848,744)	(652,780)

Other income (expense)
Interest expense, net	(1,184,040)	(1,309)	(2,278,530)	(4,667)
Other income	11,952	-	23,907	-
Total other expense, net	(1,172,088)	(1,309)	(2,254,623)	(4,667)

Net loss before income taxes	(6,672,464)	(574,325)	(39,103,367)	(657,447)
Provision for income taxes	-	-	-	-
Net loss	$(6,672,464)	$(574,325)	$(39,103,367)	$(657,447)

Net loss per common share - basic and diluted	$(0.11)	$(0.01)	$(0.69)	$(0.01)
Weighted average common shares outstanding - basic and diluted	61,771,127	45,898,175	56,863,720	46,843,308

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	44,720,000	$4,472	$(3,972)	$(2,900,934)	$(2,900,434)
Net loss	-	-	-	(83,122)	(83,122)
Balance at March 31, 2024	44,720,000	$4,472	$(3,972)	$(2,984,056)	$(2,983,556)
Founder’s initial contribution	-	-	10,000	-	10,000
Shares issued to employees	2,274,012	227	(227)	-	-
Shares issued pursuant to business combination	173,961	17	399,983	-	400,000
Net loss	-	-	-	(574,325)	(574,325)
Balance at June 30, 2024	47,167,973	$4,717	$405,783	$(3,558,381)	$(3,147,881)

Balance at December 31, 2024	51,055,508	$5,105	$16,486,501	$(9,757,160)	$6,734,446
Common stock issued pursuant to public offering	888,889	89	3,999,911	-	4,000,000
Common stock issued pursuant to consulting agreements	152,000	15	543,505	-	543,520
Vested restricted stock granted to consultants	986,123	99	2,875,461	-	2,875,560
Vested restricted stock granted to directors	8,362,494	836	24,277,922	-	24,278,758
Vested restricted stock granted to employees	15,000	2	75,582	-	75,583
Offering costs	-	-	(1,598,196)	-	(1,598,196)
Net loss	-	-	-	(32,430,903)	(32,430,903)
Balance at March 31, 2025	61,460,014	$6,146	$46,660,685	$(42,188,063)	$4,478,768
Common stock issued pursuant to equity purchase agreement	1,155,030	116	1,149,301	-	1,149,417
Issuance of commitment shares under equity purchase agreement	152,000	15	594,305	-	594,320
Common stock issued in partial settlement of seller’s note	333,333	33	1,499,967	-	1,500,000
Vested restricted stock granted to employees	44,440	4	354,559	-	354,563
Offering costs	-	-	(499,349)	-	(499,349)
Net loss	-	-	-	(6,672,464)	(6,672,464)
Balance at June 30, 2025	63,144,817	$6,315	$49,759,467	$(48,860,527)	$905,255

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,103,367)	$(657,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	200,454	-
Amortization of debt discount	33,411	-
Stock-based compensation	28,708,643	-
Depreciation	79,538	-
Amortization	1,526,129	12,794
Changes in operating assets and liabilities:
Accounts receivable	362,911	(64)
Inventories	487,465	16,102
Prepaid expenses	(65,001)	-
Deposits	-	(35,855)
Other assets	332	-
Accounts payable	3,141,897	(203,953)
Accrued expenses and other liabilities	1,145,749	276,994
Operating lease liabilities, net	(5,720)	22,114
Due from / to related parties, net	61,112	930,508
Net cash (used in) provided by operating activities	(3,426,447)	361,193
Cash flows from investing activities:
Cash acquired in business combinations	-	30,255
Investments in capitalized software	(405,059)	(47,800)
Net cash used in investing activities	(405,059)	(17,545)
Cash flows from financing activities:
Proceeds from promissory note	615,000	-
Repayment of seller promissory note	(137,141)	-
Proceeds from term loan	703,366	-
Proceeds from revolving line of credit	17,146,000	-
Repayments of revolving line of credit	(18,697,494)	-
Proceeds from merchant cash advance	234,157	-
Proceeds from common stock issued pursuant to equity purchase agreement	567,722	-
Proceeds from common stock issued pursuant to public offering	4,000,000	-
Offering costs	(1,208,498)	(288,037)
Founder’s initial contribution	-	10,000
Net cash provided by (used in) financing activities	3,223,112	(278,037)
Net change in cash and cash equivalents	(608,394)	65,611
Cash and cash equivalents at beginning of period	1,028,336	1,364
Cash and cash equivalents at end of period	$419,942	$66,975

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,477,713	$-

Supplemental disclosure of non-cash investing and financing activities:
Subscription receivable	$581,695	$-
Issuance of commitment shares under equity purchase agreement	$594,320	$-
Common stock issued in partial settlement of seller’s note	$1,500,000	$-
Common stock issued pursuant to business combination	$-	$400,000
Debt assigned to related party	$-	$250,000

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was initially organized in the name of Ayan Sponsors LLC on September 6, 2022. Subsequently the Company incorporated under the name Danam Health, Inc. (together with the subsidiaries below, the “Company”/ “us”/ “we”/ “our”) as a Delaware Corporation that was registered on November 15, 2022, The Company’s headquarters are in Tampa, Florida.

In January 2023 and May 2023, the Company entered into separate definitive agreements with the owners of Wood Sage LLC (“Wood Sage”) and Wellgistics LLC, respectively, whereby the Company would acquire all of the respective outstanding membership interests of Wood Sage (the “Wood Sage Acquisition”)and Wellgistics, LLC (the “Wellgistics Acquisition”). In June 2024, the Company and Wood Sage entered into an amended and revised definitive agreement and closed on the Wood Sage Acquisition, thereby making Wood Sage a wholly owned subsidiary. In connection with the Wood Sage Acquisition, the Company acquired two of its operating subsidiaries, Alliance Pharma Solutions LLC d/b/a DelivMeds (n/k/a Wellgistics Tech & Hub, LLC) (“DelivMeds”)—a pharmaceutical technology hub—and Community Specialty Pharmacy, LLC (n/k/a Wellgistics Pharmacy, LLC) (“Wellgistics Pharmacy”)—a retail community specialty pharmacy.

On August 30, 2024, the Company closed on the Wellgistics Acquisition, thereby making Wellgistics LLC—a company focused on wholesale operations including the distribution and fulfillment of certain pharmaceutical medications to a network of independent pharmacies meant to improve market access to and patient outcomes regarding the medications—a wholly owned subsidiary.

As such, the Company currently exists as a holding company with Wood Sage as a directly held intermediate holding company subsidiary, Wellgistics Tech & Hub, LLC and Wellgistics Pharmacy, LLC as indirect operating subsidiaries, and Wellgistics, LLC as a direct operating subsidiary.

On October 4, 2024, the Company changed its corporate name to “Wellgistics Health, Inc.” (referred as “Wellgistics Health/WGRX/”the Company”/ “we”/ “us”/ “our”“) by filing a duly authorized Certificate of Amendment to its Certificate of Incorporation.

Initial Public Offering

On February 20, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Craft Capital Management LLC as representatives of the several underwriters (the “Underwriters”), relating to the Company’s initial public offering (the “Offering” or “IPO”) of 888,889 shares of common stock, par value $0.0001 per share, at a public offering price of $4.50 per share, generating gross proceeds of approximately $4 million and net proceeds of approximately $3.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

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

The Company’s common stock commenced trading on the Nasdaq Capital Market LLC on February 21, 2025, under the symbol “WGRX”. The IPO generated net proceeds to the Company of approximately $3.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The Company intends to use the net proceeds from the offering to increase its capitalization, provide financial flexibility, and enhance visibility into the marketplace as well as to create a public market for the common stock and for general corporate purposes, including establishing working capital, funding marketing initiatives, and facilitating capital expenditures.

Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed on March 25, 2025, with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). These policies have been applied consistently in these unaudited condensed consolidated interim financial statements.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months then ended.

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Form 10-K with the SEC on March 25, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses reported in those condensed consolidated financial statements. Descriptions of our significant accounting policies are discussed in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Segment Reporting

In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The key measures of segment profit or loss reviewed by our CODM are revenue and operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

See Note 12 for further detail.

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. For the six months ended June 30, 2025, one customer accounted for approximately 15% of total revenue. The Company’s reliance on this and other major customers presents a concentration risk. The loss of this customer or a significant reduction in their orders could have a material adverse effect on the Company’s financial performance. The Company continues to focus on efforts to diversify its customer base to mitigate such risks.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net invoiced amount, net of allowance for credit losses, and do not bear interest. Expected credit losses include losses expected based on known credit issues with specific customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for credit losses. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance.

The Company uses a loss rate method to estimate its allowance for credit losses. The determination of the current expected credit loss rate begins with our review of historical loss experience as a percentage of accounts receivable. To determine the current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

The Company provides for a 95% - 100% loss rate of the accounts receivable which are due over the period of 90 days. The Company recognized a provision for credit losses of $200,454 and $0 within general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, allowance for credit losses was $1,111,824 and $940,596, respectively.

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

Capitalized Software

The Company complies with the guidance of ASC 350-40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for our internally developed system projects that it utilizes to provide our services to customers. These system projects generally relate to software of the Company that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, the Company capitalizes direct internal and external costs until the software is substantially complete and ready for our intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for our intended use.

As of June 30, 2025 and December 31, 2024, the Company capitalized $2,023,076 and $1,618,017, respectively, in software development pertaining to the Delivmeds platform via its DelivMeds subsidiary.

To date, the Delivmeds platform is not yet been placed in service and therefore amortization has not commenced.

Revenue Recognition

The Company recognizes revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Distribution

Wellgistics, LLC provides distribution and third party logistics services to both pharmaceutical manufacturers and independent retail pharmacies. The Company recognizes revenue when goods are delivered to the customer. The gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are considered when estimating the impact of these revenue deductions on gross sales for a reporting period. All revenue for the Company is recognized at the point-in-time when delivered to customer based on contractual obligations. Any amount collected from customers for goods not yet delivered is recorded as a contract liability.

Pharmacy

The Company is in the retail pharmacy business, which fills prescriptions for medication written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. The following are the steps taken to recognize revenue.

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

Step Five: Recognize revenue when or as the entity satisfies a performance obligation — Revenue is recognized upon the delivery of the prescription.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue - distribution services	$7,548,600	$-	$18,216,887	$-
Pharmacy retail sales	77,756	44,540	192,432	44,540
Third party logistics services	164,509	-	244,989	-
Net revenues	$7,790,865	$44,540	$18,654,308	$44,540

All revenue for the six months ended June 30, 2025 and 2024 were within the United States.

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the condensed consolidated balance sheets. Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the condensed consolidated balance sheets.

At June 30, 2025 and December 31, 2024, the Company had unearned revenue of 245,765 included in accrued expenses and other current liabilities.

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

During the three and six months ended June 30, 2025, the Company did not identify any events or changes in circumstances that would indicate potential impairment of goodwill. Accordingly, no goodwill impairment was recorded for the period.

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

There were no triggering events to test intangibles for impairment loss during the three and six months ended June 30, 2025 and 2024.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Prior to the completion of an offering, offering costs are capitalized if they are directly related to an equity financing that is probable of successful completion until such financing is consummated . The deferred offering costs are charged to stockholders’ equity upon the completion of an offering or to expense if the offering is abandoned, terminated, or significantly delayed in the period of determination. Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory services in connection with the Company’s equity offering.

As of June 30, 2025 and December 31, 2024, the Company had capitalized $0 and $875,385, respectively, in deferred offering costs. During the six months ended June 30, 2025, a total of $875,385 in previously capitalized offering costs was charged to stockholders’ equity upon the completion of the IPO.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2025, diluted net loss per share is the same as basic net loss per share for each period. For the three and six months ended June 30, 2025 and 2024, the following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

	June 30,
	2025	2024

Unvested restricted common stock issued not outstanding	10,070,051	-
Total potentially dilutive shares	10,070,051	-

Recent Accounting Pronouncements

In December 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid and requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-03, which provides new accounting guidance for certain crypto assets. Under the ASU, entities are required to subsequently measure qualifying crypto assets at fair value, with changes in fair value recognized in net income each reporting period. The ASU also establishes specific disclosure requirements, including information about significant crypto asset holdings, contractual sale restrictions, and changes in such holdings.

The guidance applies to crypto assets that meet all of the following criteria:

●	Meet the definition of intangible assets as defined in the ASC Master Glossary.
●	Do not provide enforceable rights to or claims on underlying goods, services, or other assets.
●	Are created or reside on a distributed ledger based on blockchain or similar technology.
●	Are secured through cryptography.
●	Are fungible.
●	Are not created or issued by the reporting entity or its related parties.

The ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted.

The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements. While the Company does not currently hold material amounts of crypto assets, it is assessing the implications of the guidance in the event of future crypto asset acquisitions or changes in investment strategy.

Note 2. LIQUIDITY AND GOING CONCERN

The Company had a net loss of $39,103,367 for the six months ended June 30, 2025 and an accumulated deficit of $48,860,527 as of June 30, 2025. Furthermore, the Company had net cash used in operating activities of $3,426,447 for the six months ended June 30, 2025. These factors raise a substantial doubt on whether the Company can continue as a going concern from the date these unaudited interim condensed consolidated financial statements are issued.

The Company’s ability to continue as a going concern in the next twelve months following the date the condensed consolidated financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.

Management Plans

On April 9, 2025, the Company entered into the Hudson Equity Purchase Agreement (“EPA”). Under the agreement, the Company may, at its discretion and subject to certain conditions, issue and sell shares of its common stock to Hudson over a 24-month commitment period, providing a potential source of additional capital to support the Company’s ongoing operations and growth initiatives. As of June 30, 2025, the Company had sold 1,155,030 shares of common stock under the Hudson EPA, resulting in net proceeds of $1,149,417. The Company subsequently terminated the Hudson EPA effective August 13, 2025.

There is no assurance, however, that the Company will be able to sell shares on favorable terms or that additional capital will be available from other sources when needed. If the Company is unable to obtain sufficient amount of additional capital, it may be required to reduce the scope of its planned development, which could harm its business, financial condition, and operating results. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

As a result of the above, in connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these unaudited interim condensed consolidated financial statements are issued. These unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern

Note 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	June 30,	December 31,
	2025	2024
Third Party	$2,498,247	$3,394,112
Affiliates	775,027	271,298
Total Accounts Receivable	3,273,274	3,665,410
Less: Allowance for credit losses	(1,111,824)	(940,596)
Total accounts receivable, net	$2,161,450	$2,724,814

Note 4. INVENTORIES, NET

Inventory consists of the following:

	June 30,	December 31,
	2025	2024
First Defense Nasal Screen Corp (“FDNS”)	$6,005,624	$6,717,373
Finished goods	3,271,255	3,034,836
Total inventory, at cost	9,276,879	9,752,209
Less: reserve for obsolescence	(245,736)	(233,601)
Inventories, net	$9,031,143	$9,518,608

Note 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Leasehold improvements	$766,467	$766,467
Equipment	589,208	589,208
Furniture and fixtures	152,161	152,161
	1,507,836	1,507,836
Less: Accumulated depreciation	(1,199,194)	(1,119,656)
Property, plant and equipment, net	$308,642	$388,180

Depreciation expense for the three and six months ended June 30, 2025 and 2024 amounted to $39,731, $0, $79,538 and $0, respectively.

Note 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2025	2024

Software development costs - Delivmeds	$2,023,076	$1,618,017

Customer relationships - Wood Sage acquisition	393,853	393,853
Customer relationships - Wellgistics acquisition	11,256,067	11,256,067
Trademark - Wellgistics acquisition	10,143,137	10,143,137
	21,793,057	21,793,057
Accumulated amortization	(2,573,177)	(1,047,048)
Intangible assets, net	$19,219,880	$20,746,009

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage Acquisition in June 2024. The Company recorded amortization of $12,308 and $24,616 for the three and six months ended June 30, 2025, respectively, pertaining to these intangible assets.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value pursuant to the Wellgistics, LLC Acquisition in August 2024. The Company recorded amortization of $496,003 and $938,006 pertaining to customer relationships, and $281,754 and $563,508 pertaining to the trademark for the three and six months ended June 30, 2025, respectively.

The following table represents the future amortization of intangibles assets:

Year Ended December 31,
2025 (remaining six months)	$1,526,129
2026	3,052,258
2027	3,052,258
2028	3,052,258
2029	3,052,258
Thereafter	5,484,719
$19,219,880

Note 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Accrued personnel costs	$3,426,314	$3,112,470
Accrued professional fees	139,557	347,829
Accrued expenses	227,973	-
Credit card obligation	222,485	110,201
Unearned revenue	245,765	245,765
Accrued interest	1,204,072	504,152
	$5,466,166	$4,320,417

Note 8. DEBT

Outstanding debt consists of the following:

	June 30,	December 31,
	2025	2024

Merchant cash advance, net of debt discount	$1,548,657	$1,259,415
Loan payable	703,366	-
Note payable - sellers of Wellgistics	5,000,000	5,000,000
Note payable, net of debt discount	648,411	-
Note payable – Integral Health	1,300,000	-
Revolving line of credit	3,979,766	5,531,260
Seller promissory note	-	137,141
Current portion of debt obligations	13,180,200	11,927,816

Merchant cash advance	$-	$55,085
Third party investor	100,000	100,000
Note payable - Integral Health	-	1,300,000
Note payable - sellers of Wellgistics	10,000,000	10,000,000
Long-term debt	10,100,000	11,455,085
Total debt	$23,280,200	$23,382,901

As of June 30, 2025 and December 31, 2024, unamortized debt discount was $880,601 and $519,430, respectively.

Integral Health Inc. (“Integral Health”)

On August 22, 2023, Wood Sage entered into a non-interest bearing promissory note (“Note”) with Integral Health, a then related party with common ownership and board members, pursuant to which Integral made a certain loan to Wood Sage in the amount of $1,300,000 to satisfy the purchase price under the agreements by which Wood Sage acquired Wellgistics Pharmacy and DelivMeds. No later than 30 days after a change in control to Wood Sage, the aggregate unpaid principal balance of the Note became due and payable by Wood Sage, which occurred upon the consummation of the Company’s acquisition of Wood Sage. As of the date of issuance of these condensed consolidated financial statements, the note is still outstanding and the parties mutually agreed for an extension.

Merchant Cash Advance

On March 18, 2025, the Company entered into a merchant cash advance agreement with a third-party lender. Pursuant to the agreement, the Company received gross funding of $1,900,000 in exchange for the sale of future receivables totaling $2,840,000. Of the $1,900,000 in funding, $1,118,250 was directly applied by the lender to settle existing obligations under a prior agreement with the same lender, effectively refinancing the earlier balance. The remaining $781,750 was disbursed to the Company for working capital and operational needs.

The MCA Agreement resets the Purchased Amount (as defined), repayment terms, and structure under a new contract. The Company is obligated to remit weekly payments of $56,800 until the full Purchased Amount of $2,840,000 is repaid.

The Company accounts for the merchant cash advance as a debt obligation. The Company recorded a liability equal to the full Purchased Amount of $2,840,000, with a corresponding debt discount of $940,000 representing the difference between the repayment obligation and the net proceeds received. The debt discount will be amortized to interest expense over the term of the arrangement. As of June 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $552,943, was $1,548,657.

Loan Payable

On May 14, 2025, the Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC for a principal amount of $756,000. The Company received $500,000 in cash proceeds and recorded a debt discount of $256,000. The loan does not bear a stated interest rate; instead, the debt discount represents the implied borrowing cost. The loan matures in December 2025, and is repayable in weekly installments of $27,000. The loan is secured by certain assets of the Company not otherwise secured in its other financing arrangements and was used for general working capital purposes. The Company is amortizing the debt discount using the effective interest method over the 28 week term. Amortization of debt discount recorded to interest expense was $45,542 for the three and six months ended June 30, 2025. As of June 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $210,458, was $464,542.

Cash Advance

On June 25, 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with Agile Capital Funding, LLC for a total purchased amount of $367,200. The Company received $255,000 in cash proceeds and recorded a debt discount of $112,200. The agreement assigns 15% of proceeds of future sales to the buyer, with weekly repayment installments of $13,114 over 28 weeks based on estimated average monthly sales projections. Proceeds were used for general working capital purposes. The Company is amortizing the debt discount using the effective interest method over the 28 week term. As of June 30, 2025, the carrying amount of the arrangement, net of the remaining unamortized discount of $112,200, was $238,824.

Note payable – owners of Wellgistics, LLC

On August 23, 2024, the Company and the sellers of Wellgistics LLC entered into the Fourth Amendment to the Wellgistics MIPA. Pursuant to the amended agreement, Wellgistics Health agreed to pay Wellgistics LLC a promissory note in the aggregate principal amount of $15,000,000 plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual installments commencing on the first anniversary of the date that IPO registration statement becomes effective. For 2025, the interest rate was 7.5%.

For the three and six months ended June 30, 2025, the Company recorded interest expense of $318,750 and $637,500, respectively, pertaining to the note. As of June 30, 2025 and December 31, 2024, accrued interest on the note totaled $1,062,500 and $425,000 respectively, and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2025, $5,000,000 was included as a current liability on the consolidated balance sheet and the remaining $10,000,000 was classified as non-current.

Note Payable – Third Party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the three months ended June 30, 2025, the Company recorded interest expense of $11,210 and amortization of debt discount of $11,304 related to this note. For the six months ended June 30, 2025, the Company recorded total interest expense of $22,021 and amortization of debt discount of $33,411. As of June 30, 2025, accrued interest payable on this note was $22,021, and the outstanding principal of $448,411 is classified under current liabilities. As of the issuance date of these condensed consolidated financial statements, the parties are currently working on an extension.

On February 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the three months ended June 30, 2025, the Company recorded interest expense of $2,500 related to this note. For the six months ended June 30, 2025, the Company recorded total interest expense of $4,062. As of June 30, 2025, accrued interest payable on this note was $4,062, and the outstanding principal of $100,000 is classified under current liabilities.

On February 2, 2025, the Company entered into another unsecured promissory note agreement in the principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the six months ended June 30, 2025, the Company recorded interest expense of $4,062 related to this promissory note. As of June 30, 2025, the outstanding principal of $100,000 is classified under current liabilities. As of the issuance date of these condensed consolidated financial statements, the parties are currently working on an extension.

Note Payable – Related Party

On April 7, 2025, the Company issued an unsecured promissory note (the “April 2025 Note”) to Sansur Associates, LLC, a related party entity beneficially owned by Surendra Ajjarapu, the Chairman of the Company’s Board of Directors, in the principal amount of $500,000. The April 2025 Note bears interest at a rate of 10% per annum and matures on October 7, 2025. The Company may prepay any portion of the outstanding principal and accrued interest at any time without penalty. In the event of a default, the note provides for acceleration of the outstanding balance and an increase in the interest rate to 12% per annum. As of June 30, 2025, the principal amount had not been funded and no interest expense had accrued. The April 2025 Note was subsequently canceled in August 2025.

Revolving line of credit

In November 2024, the Company entered into a new credit agreement for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term Standard Overnight Financing Rate (“SOFR”) plus 11.5%, calculated and prorated daily on the daily balance (an aggregate rate of 16.84% per annum). The line of credit is collateralized by accounts receivable and inventory balances. Interest related to the line of credit amounted to $332,439 and $614,199 for the three and six months ended June 30, 2025, respectively. The outstanding balance on the line of credit as of June 30, 2025 and December 31, 2024 was $3,979,766 and $5,531,260, respectively, which is included as a current liability on the condensed consolidated balance sheet.

Seller Promissory Note - Wellgistics

In May 2022, the Company entered into a promissory note agreement in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC (a subsidiary of Wellgistics LLC). The promissory note bore interest at a rate of 2% per annum and scheduled to mature on April 1, 2025.

The Company assumed this debt as part of the Wellgistics Acquisition. As of June 30, 2025, the promissory note had been fully repaid, and the outstanding balance was $0, compared to $137,141 as of December 31, 2024. Interest expense related to the promissory note was immaterial for the six months ended June 30, 2025.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

December 31,
2025	$14,060,801
2026	5,100,000
2027	5,000,000
$24,160,801

Note 9. STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 24, 2025, the Company closed its IPO of 888,889 shares of common stock at a public offering price of $4.50 per share. The IPO generated gross proceeds of $4.0 million and net proceeds of approximately $3.1 million after deducting underwriting discounts, commissions, and other offering expenses.

Advisor and Consulting Agreements

On February 25, 2025, the Company entered into a consulting agreement with Hudson to provide business advisory services, growth strategy guidance, and networking support for a 30-day period. As consideration for these services, the Company agreed to pay Hudson a cash fee of $250,000 and to issue 52,000 shares of restricted common stock. The Company recognized stock-based compensation expense of $0 and $143,520 during the three and six months ended June 30, 2025, respectively, in connection with the equity issuance. This expense was recorded within general and administrative expenses in the condensed consolidated statements of operations. The fair value of the restricted stock was determined based on the market price of the Company’s common stock on the grant date.

On March 17, 2025, the Company entered into consulting agreement with Draper, Inc. (“Draper”), pursuant to which Draper agreed to provide investor relations and business development services. As consideration for services under the initial three-month term of the agreement, the Company issued 100,000 shares of restricted common stock to Draper. The consulting agreement automatically renews on a month-to-month basis unless terminated by either party with at least seven days’ notice prior to the end of the current term. The Company will be obligated to issue an additional 100,000 restricted shares of common stock for each renewal period. The Company subsequently terminated this consulting agreement on June 16, 2025. Based on the market price of the Company’s common stock on the grant date, the total fair value of the shares issued to Draper was determined to be $400,000. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $65,217 and $400,000, respectively, in connection with this agreement. This expense was recorded within sales and marketing expenses in the condensed consolidated statements of operations.

Directors and Former Employees

As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025, the Company’s board of directors appointed Michael L. Peterson to fill the vacancy created as a result of the resignation of Sajid Sayed. In consideration for his board services and to further align his interests with those of the Company and its stockholders, the Company’s board of directors determined, after his appointment, to issue 200,000 restricted shares of the Company’s common stock that vest in equal amounts over a three-year period beginning on the first anniversary date of the grant. Vesting of Mr. Peterson’s shares of common stock accelerates if or when he leaves the Company.

In June 2025, the Company also granted former chief executive officer Timothy Canning 750,000 restricted shares of the Company’s common stock in fulfillment of the sign-on bonus to which he had been entitled pursuant to the terms of his employment agreement with the Company. The shares vest on the six-month anniversary of the grant date. As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2025, Mr. Canning tendered his resignation to the Company effective February 28, 2025.

Equity Purchase Agreement

On April 9, 2025, the Company entered into the Hudson EPA pursuant to which Hudson committed to purchase, upon the Company’s request, up to $50 million of the Company’s common stock over a 24-month period, subject to certain conditions. Under the terms of the agreement, the Company may, from time to time and at its sole discretion, issue “put notices” requiring Hudson to purchase shares at a price based on a formula tied to the market price of the Company’s common stock, as defined in the Hudson EPA.

As of June 30, 2025, the Company had issued a total of 1,155,030 shares of common stock pursuant to put notices under the agreement, resulting in net proceeds of $1,149,417. As of June 30, 2025, the Company had a subscription receivable of $581,595 pertaining to shares issued under the Hudson EPA for which proceeds were received in July 2025.

In connection with entering into the Hudson EPA, the Company also issued 152,000 commitment shares to Hudson, which were valued at a fair value of $594,320 based on the closing price of the Company’s common stock on the agreement date. The amount was recorded as stock-based compensation and was included within general and administrative expenses in the condensed consolidated statements of operations.

Wellgistics MIPA

On April 14, 2025, the Company and sellers of Wellgistics LLC further amended the Wellgistics MIPA. Pursuant to the amendment, the portion of the closing cash payment payable to one of the sellers, Strategix Global LLC, was reduced by $1,500,000, and in lieu of such payment, Strategix was issued 333,333 shares of the Company’s common stock. These shares will be subject to a 12-month lock-up period consistent with the terms applicable to management and large shareholders at the time of the Company’s IPO.

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

Restricted Common Stock

On February 28, 2025, in connection with the appointment of Brian Norton as Chief Executive Officer of the Company, Mr. Norton was granted and issued 9,000,000 shares of restricted common stock under the Company’s Amended and Restated 2023 Equity Incentive Plan (the “Plan”). These shares of restricted common stock vest in three equal annual installments over a three-year period, contingent upon the achievement of specified gross revenue and gross profit targets established by the Company’s Compensation Committee. As of June 30, 2025, none of the performance targets had been determined to be probable of achievement. Accordingly, no stock-based compensation expense was recognized in connection with this grant during the six months ended June 30, 2025. The Company will begin recognizing stock-based compensation expense on a prospective basis in the period in which the performance conditions are deemed probable of achievement. The shares were valued based on the market price of the Company’s common stock on the grant date.

On March 14, 2025, the Company granted a total of 10,764,108 shares of restricted stock under the Plan to directors, employees, and consultants. The shares granted had varying vesting terms, ranging from immediate vesting to vesting over a five-year period. As of June 30, 2025, 9,560,057 of these shares had vested and are included in the total outstanding common stock reported in the consolidated statement of stockholders’ equity.  As of June 30, 2025, a total of 134,000 shares were forfeited and cancelled and the remaining 10,070,051 shares were unvested as of June 30, 2025.

A summary of information related to restricted common stocks for the six months ended June 30, 2025 is as follows:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2024	-	-
Granted	19,764,108	$2.90
Vested	(9,560,057)	$2.90
Forfeited and cancelled	(134,000)	$2.90
Unvested shares as of June 30, 2025	10,070,051	$2.90

For the three and six months ended June 30, 2025, the Company recognized $935,222 and $28,708,643, respectively, in stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation, based on the grant-date fair value of the restricted stock. For the three and six months ended June 30, 2025, stock-based compensation expense included in sales and marketing expense was $65,217 and $400,000, respectively. For the three and six months ended June 30, 2025, stock-based compensation expense included in general and administrative expense was $870,005 and $28,308,643, respectively. As of June 30, 2025, total unrecognized compensation expense related to the 10,070,051 non-vested restricted stock awards was $2,811,224, which is expected to be recognized over a weighted-average period of 2.54 years. Total unrecognized compensation related to unvested performance-based shares was $26,100,000 as of June 30, 2025.

Note 10. LEASE OBLIGATIONS

Rent is classified by function on the condensed consolidated statements of operations as general and administrative.

The following is the summary of operating lease assets and liabilities:

June 30,
2025
Operating Leases
Right-of-use assets	$1,280,459

Lease liabilities, current portion	546,255
Long-term lease liabilities	816,218
Total lease liabilities	$1,362,473

Weighted Average Remaining Lease Term	2.43
Weighted Average Discount Rate	7.36%

The following is the summary of future minimum payments:

December 31,
2025 (remaining 6 months)	$307,086
2026	621,530
2027	458,656
2028	84,977
Total lease payments	1,472,249
Less: Imputed interest	(109,776)
Total	$1,362,473

Note 11. RELATED PARTY TRANSACTIONS

The Company had transactions with Scienture Holdings, Inc. (f/k/a/ TrXade Health, Inc / TRG / TrXade Health / Scienture) and group which included Integra Pharma Solutions, LLC (“IPS”), in which board members of the Company were also members of Scienture’s management and board at the time the transactions occurred. Tollo Health, LLC acquired IPS from Scienture in April 2025. At that time Tollo Health, LLC was owned in part by Integral Health, Inc., in which certain board members of the Company also had a beneficial ownership interest. Integral Health acquired IPS from Tollo Health, LLC in June 2025. The common management between the entities at the time the transactions occurred classifies Scienture, IPS, and Integral as related parties.

Wellgistics, LLC was previously partly owned by a private equity company, Nomad Capital LLC, which has ownership interest in a few portfolio companies and Wellgistics, LLC had transactions with some of the affiliated companies of Nomad Capital. Operating expenses with affiliated companies, which include software expenses and marketing expenses, are recorded within general and administrative expenses. Cingo Solutions provides IT, cyber security and compliance services; and RxERP provides serialized ERP for pharma as a software-as-a-service (“SaaS”) to the Company. Wellgistics, LLC is charged a managerial service and software fee by Cingo and RxERP, respectively, which is recorded within general and administrative expenses.

The Company had transactions with Scietech, LLC where a significant investor is the spouse of one of the directors of the Company, which qualifies as a related party.

The following is a summary of due from and to related parties, as well as accounts receivable and accounts payable, as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Due from Integral Health/IPS*	$1,214,911	$-
Due from TRG	-	146,000
Due from Tollo**	34,977	-
Due from IPS	-	305,000
Due from Scienture Holdings	-	570,000
Due from related parties	$1,249,888	$1,021,000

Due to Integral Health/IPS*	$5,234,770	$-
Due to TRG	-	9,351
Due to IPS	-	3,764,000
Due to Scienture Holdings	-	1,171,419
Due to related parties	$5,234,770	$4,944,770

*	Integral Health acquired IPS in June 2025 and the parties are currently working on an agreement to settle the net balance owed by the Company for equity consideration. This is inclusive of the accounts receivable held by the Company to IPS as noted below.

**	Tollo had common ownership with the Company’s significant stockholders and board members through June 2025.

	June 30,	December 31,
	2025	2024
Accounts receivable – IPS (Integral Health)	$775,027	$271,298
Accounts payable - Scietech	$25,500	$25,500

The Company had the following transactions with related parties during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales to IPS	$-	$-	$503,730	$-

IT expenses paid to Cingo Solutions (common management)	$38,440	$-	$199,440	$-
SaaS expenses paid to RxERP (common management)	$150,000		$150,000
Management services fees paid to Nomad Capital	$-	$-	$160,000	$-

Note 12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates as one operating segment. The Company’s CODM is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated gross margin, operating income and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating income and the allocation of budget between cost of revenues, sales and marketing, general and administrative expenses or technology and development.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net revenues	$7,790,865	$44,540	$18,654,308	$44,540
Cost of net revenues	7,285,113	47,148	17,455,915	47,148
Gross profit (loss)	505,752	(2,608)	1,198,393	(2,608)

Operating expenses:
General and administrative	4,859,949	570,408	36,032,869	650,172
Sales and marketing	343,383	-	408,600	-
Depreciation and amortization	802,796	-	1,605,668	-
Total operating expenses	6,006,128	570,408	38,047,137	650,172

Loss from operations	(5,500,376)	(573,016)	(36,848,744)	(652,780)
Other (expense), net	(1,172,088)	(1,309)	(2,254,623)	(4,667)
Net loss	$(6,672,464)	$(574,325)	$(39,103,367)	$(657,447)

All revenues were within the U.S. region. See Note 1, Organization and Summary of Significant Accounting Policies - Revenue Recognition for additional information about disaggregated revenue.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the condensed consolidated balance sheets were located as follows:

	June 30,	December 31,
	2025	2024
	(unaudited)
United States
Property, plant and equipment, net	$308,642	$388,180
Operating lease, right-of-use-assets	$1,280,459	$1,528,128

Note 13. COMMITMENTS AND CONTINGENCIES

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

On August 21, 2024, Blythe Global Advisors, LLC filed a demand for arbitration against the Company and Suren Ajjarapu for breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of personal guaranty. Blythe claims to have performed accounting services for the Company in the amount of $377,947.36 for which it has not been paid and that Ajjarapu personally guaranteed payment of Blythe’s invoices. The Company has answered the arbitration demand and is vigorously defending the matter.

Relatedly, in early 2025, Wellgistics, LLC, Wood Sage, LLC, Alliance Pharma Solutions, LLC, and Community Specialty Pharmacy, LLC, all subsidiaries of the Company, sued Blythe Global Advisors, LLC in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, asserting state statutory claims of improper UCC-1 filings, tortious interference with business relationships, slander of title, and state RICO violations. The Company claims that Blythe improperly filed a UCC-1 against the assets of these subsidiaries, when it only had a right file such a lien against the Company and that the filing impeded Wellgistics, LLC’s ability to secure a necessary credit line, causing substantial damages. Blythe filed a motion to dismiss that remains pending. The Company is vigorously prosecuting its claims.

Note 14. SUBSEQUENT EVENTS

Eighth Amendment to MIPA dated July 24, 2025

On July 24, 2025, the Company and the other parties to the Wellgistics MIPA further amended the Wellgistics MIPA to convert a cash payment of $8,139,259 owed by the Company to the former owners of Wellgistics, LLC, into approximately 7,606,785 shares of the Company’s common stock at the prevailing 3-day average weighted market price of $1.07 per share (the “Converted Shares”). The Company issued the Converted Shares effective July 24, 2025. The Eighth Amendment also increased the principal amount of the promissory notes issuable to the Wellgistics sellers from $15 million to $17.5 million, payable over three years with final maturity in July 2028.

Hudson EPA

As of July 25, 2025, the Company had exercised its put right to the aggregate 3,426,254 shares issuable to the investor currently registered for resale on its active Form S-1 Registration Statement (SEC File No. 333-286981). On August 13, 2025, the Company delivered written notice to the Investor of its election to terminate the Hudson EPA.

Note Payable issued by Tollo Health, LLC, Tollo Health Inc. and Gerald Commissiong

Tollo Health, LLC, Tollo Health Inc. and Gerald Commissiong (“Borrowers”), issued a Revolving Credit Note to Testing123, LLC dated March 12, 2025, in the original principal amount of up to $750,000 (the “Note”), pursuant to a Revolving Line of Credit Agreement. The obligations of the Borrowers under the Note were secured pursuant to the terms of the Pledge and Security Agreement of even date therewith and guaranteed by the Company pursuant to that certain Corporate Guaranty of even date therewith (the “Guaranty” and collectively with the Note, the Agreement, the Security Agreement, and the other documents executed in connection therewith, the “Transaction Documents”).

Pursuant to the Transaction Documents, the initial advance under the Agreement in the amount of $444,600 was made on March 12, 2025. The term of the loan for this draw is two (2) months from the funding date, with a contractual maturity date of May 12, 2025. Interest accrues at the rate of five percent (5%) per month, compounding monthly, and in the event of default, the applicable interest rate increases to ten percent (10%) per month, also compounding monthly. Failure to pay any amount due on or before its maturity constitutes an event of default. The Borrowers defaulted on payment thereby migrating the liability to the Company as guarantor.

On July 25, 2025, the Company paid the total amount owing under the obligation as Guarantors for the Borrowers in the amount of $640,647 in principal and interest directly to Testing123, LLC.

One Big Beautiful Bill Act

On July 4, 2025, President Donald J. Trump signed into law H.R. 1, the “One Big Beautiful Bill Act” (“The Act”). The Act includes many significant provisions, such as permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and restoration of expensing for domestic research and development, among others. Certain provisions which impact the Company are effective starting in 2025, while others are not effective until 2026. The Company is currently evaluating the impact that The Act will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements” below. We have no obligation to update any of these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report.

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

Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, or the increased offering of specialty products, direct and indirect remuneration fees, mail order pharmacy steering, and programs;
●	Wellgistics Health deriving a portion of its sales from prescription drug sales reimbursed by pharmacy benefit management companies;
●	Wellgistics Health being adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs;
●	changes in economic conditions that adversely affect consumer/client buying practices and market adoption of our mobile application and the accompanying revenues to premium access/services;
●	Wellgistics Health’s relationships with its primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships of its wholesale and hub technology platform subsidiaries;
●	changes in the healthcare industry and regulatory environments;
●	the effects of competition on Wellgistics Health’s future business;
●	Wellgistics Health’s ability to execute its business plans and strategy; and
●	other risks and uncertainties described in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025, and those risks described in the section entitled “Risk Factors” of this Quarterly Report and in other reports we file with the SEC.

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

Wellgistics Tech & Hub, LLC dba DelivMeds (f/k/a Alliance Pharma Solutions, LLC)

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

Wellgistics Pharmacy, LLC (f/k/a Community Specialty Pharmacy, LLC)

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

Pending Acquisition – Merger Agreement

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

Also at the First Effective Time, all shares of Class A Common Stock of Peek (other than the Lumina Contribution Shares) and all shares of Class B Common Stock of Peek (collectively, the “Specified Shares”) that are issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1,777,778 shares of Company common stock (the “Stock Consideration”) in Closing Merger Consideration as follows:

●	507,615 shares of Company common stock (the “Guaranteed Stock Consideration”); and
●	1,270,163 shares of Company common stock (the “Earn-Out Shares”), which shall be subject to forfeiture based on the Surviving Company’s ability to achieve the target aggregate revenue amount of $8,800,000 during the period commencing on the Closing Date and ending on December 31, 2027

.

In order to preserve the intended U.S. federal income tax treatment of the Mergers, it is possible that all or a portion of the final payment under the Note may be made in the form of additional shares of Company common stock, depending on whether and the extent to which any Earn-Out Shares issued at the First Effective Time are forfeited pursuant to the terms of the Merger Agreement.

The acquisition has not yet closed as of the issuance date of these financial statements included in this Quarterly Report.

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

Expenses

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and personnel-related expenses, including stock-based compensation for our business development team as well as trade events participation, public relations, white paper development, social media, pharmacy trade and patient materials, advertising, sales collateral, syndicated data fees, and other marketing expenses. We expect to increase our sales and marketing activities to grow our customer base and increase market share. We also expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale the business.

General and Administrative Expense

General and administrative expenses currently consist of business development, consulting, and information technology development and support and third-party software expenses.

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses will also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, facility costs not otherwise included in research and development expenses. Following Wellgistics Health’s registration as a public company, also include public company expenses such as costs associated with compliance with the rules and regulations of the SEC and the stock exchange.

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

Results of Operations

For the Three Months Ended June 30, 2025 and 2024

	Three Months Ended
	June 30,
	2025	2024
Net revenues	$7,790,865	$44,540
Cost of revenues	7,285,113	47,148
Gross profit (loss)	505,752	(2,608)
General and administrative	4,859,949	570,408
Sales and marketing	343,383	-
Depreciation and amortization	802,796	-
Total operating expenses	6,006,128	570,408
Loss from operations	(5,500,376)	(573,016)
Total other income (expense)	(1,172,088)	(1,309)
Net loss	(6,672,464)	(574,325)

Revenues and Cost of Revenues

Net revenues were $7,790,865 for the three months ended June 30, 2025, consisting of revenue primarily derived from Wellgistics Pharmacy operations after the closings of the Wood Sage Acquisition on June 16, 2024 and the Wellgistics Acquisition August 30, 2024. Cost of revenues for the same period was $7,285,113. Gross profit was $505,752, representing a gross margin of 6.5%.

For the three months ended June 30, 2024, the Company earned revenue of $44,540, with cost of revenues of $47,148, resulting in a gross loss of $2,608. The prior period figures reflect only partial revenue from Wood Sage operations for the period from June 16, 2024 to June 30, 2024, and do not include any revenue from Wellgistics.

The following is a summary of the disaggregation of revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
Product revenue - distribution services	$7,548,600	$-
Pharmacy retail sales	77,756	44,540
Third party logistics services	164,509	-
Net revenues	$7,790,865	$44,540

General and Administrative Expense

General and administrative expenses were $4,859,949 for the three months ended June 30, 2025, compared to $570,408 for the three months ended June 30, 2024. The increase was primarily due to the acquisition of Wellgistics LLC in August 2024 and full-scale operations of the consolidated company in 2025. General and administrative expenses include personnel costs, and professional fees including audit, tax and legal. For the three months ended June 30, 2025, general and administrative expenses also included $870,005 of non-cash stock-based compensation related to the issuance of restricted common stock to directors, employees, and consultants in exchange for services rendered.

Sales and Marketing Expense

Sales and marketing expenses were $343,383 for the three months ended June 30, 2025, compared to $0 for the same period in 2024. The increase reflects the Company’s expanded promotional activities and marketing initiatives following the acquisitions of Wood Sage and Wellgistics LLC. For the three months ended June 30, 2025, sales and marketing expenses also included $65,217 of non-cash stock-based compensation

Depreciation and Amortization

Depreciation and amortization was $802,796 for the three months ended June 30, 2025, compared to $0 for the three months ended June 30, 2024. This included amortization of $763,065 pertaining to intangible assets identified from acquisitions of Wood Sage and Wellgistics, LLC. Depreciation expense of $39,731 relates to fixed assets acquired from the Wellgistics LLC acquisition.

Interest Expense

Interest expense was $1,184,040 and $1,309 for the three months ended June 30, 2025 and 2024, respectively. Interest expense in 2025 was incurred on Wellgistics Health’s outstanding loans, promissory notes, revolving line of credit and merchant cash advance agreements.

For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended
	June 30,
	2025	2024
Net revenues	$18,654,308	$44,540
Cost of revenues	17,455,915	47,148
Gross profit	1,198,393	(2,608)
General and administrative	36,032,869	650,172
Sales and marketing	408,600	-
Depreciation and amortization	1,605,668	-
Total operating expenses	38,047,137	650,172
Loss from operations	(36,848,744)	(652,780)
Total other income (expense)	(2,254,623)	(4,667)
Net loss	(39,103,367)	(657,447)

Revenues and Cost of Revenues

Net revenues were $18,654,308 for the six months ended June 30, 2025, consisting of revenue primarily derived from Wellgistics Pharmacy operations after the closings of the Wood Sage Acquisition on June 16, 2024 and the Wellgistics Acquisition August 30, 2024. Cost of revenues for the same period was $17,455,915. Gross profit was $1,198,393, representing a gross margin of 6.4%.

For the six months ended June 30, 2024, the Company earned revenue of $44,540, with cost of revenues of $47,148, resulting in a gross loss of $2,608. The prior period figures reflect only partial revenue from Wood Sage operations for the period from June 16, 2024 to June 30, 2024, and do not include any revenue from Wellgistics, LLC.

The following is a summary of the disaggregation of revenue for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Product revenue - distribution services	$18,216,887	$-
Pharmacy retail sales	192,432	44,540
Third party logistics services	244,989	-
Net revenues	$18,654,308	$44,540

General and Administrative Expense

General and administrative expenses were $36,032,869 for the six months ended June 30, 2025, compared to $650,172 for the six months ended June 30, 2024. The increase was primarily due to the acquisition of Wellgistics LLC in August 2024 and full-scale operations of the consolidated company in 2025. General and administrative expenses include personnel costs, and professional fees including audit, tax and legal. For the six months ended June 30, 2025, general and administrative expenses also included $28,308,643 of non-cash stock-based compensation related to the issuance of common stock to directors, employees, and consultants in exchange for services rendered.

Sales and Marketing Expense

Sales and marketing expenses were $408,600 for the three months ended June 30, 2025, compared to $0 for the same period in 2024. The increase reflects the Company’s expanded promotional activities and marketing initiatives following the acquisitions of Wood Sage and Wellgistics. For the six months ended June 30, 2025, sales and marketing expenses also included $400,000 of non-cash stock-based compensation.

Depreciation and Amortization

Depreciation and amortization was $1,605,668 for the six months ended June 30, 2025, compared to $0 for the six months ended June 30, 2024. This included amortization of $1,526,130 pertaining to intangible assets identified from acquisitions of Wood Sage and Wellgistics, LLC. Depreciation expense of $79,538 relates to fixed assets acquired from the Wellgistics acquisition.

Interest Expense

Interest expense was $2,278,530 and $4,667 for the six months ended June 30, 2025 and 2024, respectively. Interest expense in 2025 was incurred on Wellgistics Health’s outstanding loans, promissory notes, revolving line of credit and merchant cash advance agreements.

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

Equity Purchase Agreement

As of June 30, 2025, the Company had issued a total of 1,155,030 shares of common stock pursuant to put notices under the Hudson EPA, resulting in net proceeds of $1,149,417. As of June 30, 2025, the Company had a subscription receivable of $581,595 pertaining to shares issued under the Equity Purchase Agreement for which proceeds were received in July 2025. In August 2025, the parties terminated the Hudson EPA.

Debt

Outstanding debt consists of the following:

	June 30,	December 31,
	2025	2024

Merchant cash advance, net of debt discount	$1,548,657	$1,259,415
Loan payable	703,366	-
Note payable - sellers of Wellgistics	5,000,000	5,000,000
Note payable, net of debt discount	648,411	-
Note payable – Integral Health	1,300,000	-
Revolving line of credit	3,979,766	5,531,260
Seller promissory note	-	137,141
Current portion of debt obligations	13,180,200	11,927,816

Merchant cash advance	$-	$55,085
Third party investor	100,000	100,000
Note payable - Integral Health	-	1,300,000
Note payable - sellers of Wellgistics	10,000,000	10,000,000
Long-term debt	10,100,000	11,455,085
Total debt	$23,280,200	$23,382,901

Integral Health Inc.

On August 22, 2023, Wood Sage entered into a non-interest bearing promissory note (“Note”) with Integral Health, a then related party with common ownership and board members, pursuant to which Integral made a certain loan to Wood Sage in the amount of $1,300,000 to satisfy the purchase price under the agreements by which Wood Sage acquired Wellgistics Pharmacy and DelivMeds. No later than 30 days after a change in control to Wood Sage, the aggregate unpaid principal balance of the Note became due and payable by Wood Sage. As of the date of these financial statements, the note is still outstanding and the parties mutually agreed for an extension.

Merchant Cash Advance

On March 18, 2025, the Company entered into a merchant cash advance agreement with a third-party lender. Pursuant to the agreement, the Company received gross funding of $1,900,000 in exchange for the sale of future receivables totaling $2,840,000. Of the $1,900,000 in funding, $1,118,250 was directly applied by the lender to settle existing obligations under a prior agreement with the same lender, effectively refinancing the earlier balance. The remaining $781,750 was disbursed to the Company for working capital and operational needs.

The MCA Agreement resets the Purchased Amount (as defined), repayment terms, and structure under a new contract. The Company is obligated to remit weekly payments of $56,800 until the full Purchased Amount of $2,840,000 is repaid.

The Company accounts for the merchant cash advance as a debt obligation. The Company recorded a liability equal to the full Purchased Amount of $2,840,000, with a corresponding debt discount of $940,000 representing the difference between the repayment obligation and the net proceeds received. The debt discount will be amortized to interest expense over the term of the arrangement. As of June 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $552,943, was $1,548,657.

Loan Payable

On May 14, 2025, the Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC for a principal amount of $756,000. The Company received $500,000 in cash proceeds and recorded a debt discount of $256,000. The loan does not bear a stated interest rate; instead, the debt discount represents the implied borrowing cost. The loan matures in December 2025, and is repayable in weekly installments of $27,000. The loan is secured by certain assets of the Company not otherwise secured in its other financing arrangements and was used for general working capital purposes. The Company is amortizing the debt discount using the effective interest method over the 28 week term. Amortization of debt discount recorded to interest expense was $45,542 for the three and six months ended June 30, 2025. As of June 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $210,458, was $464,542.

Cash Advance

On June 25, 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with Agile Capital Funding, LLC for a total purchased amount of $367,200. The Company received $255,000 in cash proceeds and recorded a debt discount of $112,200. The agreement assigns 15% of proceeds of future sales to the buyer, with weekly repayment installments of $13,144 over 28 weeks based on estimated average monthly sales projections. Proceeds were used for general working capital purposes. The Company is amortizing the debt discount using the effective interest method over the 28 week term. As of June 30, 2025, the carrying amount of the arrangement, net of the remaining unamortized discount of $112,200, was $238,824.

Note payable – owners of Wellgistics, LLC

On August 23, 2024, the Company and the sellers of Wellgistics LLC entered into the Fourth Amendment to the Wellgistics MIPA. Pursuant to the amended agreement, Wellgistics Health agreed to pay Wellgistics LLC a promissory note in the aggregate principal amount of $15,000,000 plus simple interest accruing annually equal to the “Prime Rate” as published by the Wall Street Journal on January 1 of the applicable year, together payable in three equal annual installments commencing on the first anniversary of the date that IPO registration statement becomes effective. For 2025, the interest rate was 7.5%.

For the three and six months ended June 30, 2025, the Company recorded interest expense of $318,750 and $637,500, respectively, pertaining to the note. As of June 30, 2025 and December 31, 2024, accrued interest on the note totaled $1,062,500 and $425,000 respectively, and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2025, $5,000,000 was included as a current liability on the consolidated balance sheet and the remaining $10,000,000 was classified as non-current.

Note Payable – Third Party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the three months ended June 30, 2025, the Company recorded interest expense of $11,210 and amortization of debt discount of $11,304 related to this note. For the six months ended June 30, 2025, the Company recorded total interest expense of $22,021 and amortization of debt discount of $33,411. As of June 30, 2025, accrued interest payable on this note was $22,021, and the outstanding principal of $448,411 is classified under current liabilities. As of the issuance date of these financial statements, the parties are currently working on an extension.

On February 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the three months ended June 30, 2025, the Company recorded interest expense of $2,500 related to this note. For the six months ended June 30, 2025, the Company recorded total interest expense of $4,062. As of June 30, 2025, accrued interest payable on this note was $4,062, and the outstanding principal of $100,000 is classified under current liabilities. As of the issuance date of these financial statements, the parties are currently working on an extension.

On February 2, 2025, the Company entered into another unsecured promissory note agreement in the principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the six months ended June 30, 2025, the Company recorded interest expense of $4,062 related to this promissory note. As of June 30, 2025, the outstanding principal of $100,000 is classified under current liabilities. As of the issuance date of these financial statements, the parties are currently working on an extension.

Note Payable – Related Party

On April 7, 2025, the Company issued an unsecured promissory note (the “April 2025 Note”) to Sansur Associates, LLC, a related party entity beneficially owned by Surendra Ajjarapu, the Chairman of the Company’s Board of Directors, in the principal amount of $500,000. The April 2025 Note bears interest at a rate of 10% per annum and matures on October 7, 2025. The Company may prepay any portion of the outstanding principal and accrued interest at any time without penalty. In the event of a default, the note provides for acceleration of the outstanding balance and an increase in the interest rate to 12% per annum. As of June 30, 2025, the principal amount had not been funded and no interest expense had accrued. The April 2025 Note was subsequently canceled in August 2025.

Revolving line of credit

In November 2024, the Company entered into a new credit agreement for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term SOFR plus 11.5% , calculated and prorated daily on the daily balance (an aggregate rate of 16.84% per annum). The line of credit is collateralized by accounts receivable and inventory balances. Interest related to the line of credit amounted to $332,439 and $614,199 for the three and six months ended June 30, 2025, respectively. The outstanding balance on the line of credit as of June 30, 2025 and December 31, 2024 was $3,979,766 and $5,531,260, respectively, which is included as a current liability on the consolidated balance sheet.

Seller Promissory Note - Wellgistics

In May 2022, the Company entered into a promissory note agreement in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC (a subsidiary of Wellgistics LLC). The promissory note bore interest at a rate of 2% per annum and scheduled to mature on April 1, 2025.

The Company assumed this debt as part of the Wellgistics Acquisition. As of June 30, 2025, the promissory note had been fully repaid, and the outstanding balance was $0, compared to $137,141 as of December 31, 2024. Interest expense related to the promissory note was immaterial for the six months ended June 30, 2025.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

December 31,
2025	$14,060,801
2026	5,100,000
2027	5,000,000
$24,160,801

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities :

	Six Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(3,426,447)	$361,193
Net cash used in investing activities	$(405,059)	$(17,545)
Net cash provided by financing activities	$3,223,112	$(278,037)
Net change in cash and cash equivalents	$(608,394)	$65,611

Cash from operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $3,426,447, primarily due to our net loss of $39,103,367, partially offset by non-cash expenses of $30,548,175 and $5,128,743 in cash provided in operating assets and liabilities. Non-cash expenses was driven by stock-based compensation of $28,708,643. Cash provided by operating assets and liabilities was primarily driven by an increase in accounts payable of $3,141,895.

Net cash provided by operating activities for the six months ended June 30, 2024 was primarily a result changes in operating assets and liabilities of $1,005,846, partially offset by our net loss of $657,447 and non-cash expenses of $12,794.

Cash from investing activities

Net cash used in investing activities for the six months ended June 30, 2025, was $405,059 due to expenditures made for capitalized software.

Cash from financing activities

Net cash provided by financing activities for the six months ended June 30, 2025, was $3,223,112. This was primarily driven by gross proceeds of $4,000,000 from the issuance of common stock in our IPO, $567,722 from common stock issuances under our equity purchase agreement, $615,000 from promissory notes, and $234,157 in net proceeds from a merchant cash advance. These inflows were partially offset by $1,208,498 in offering costs, as well as repayments of a note payable and revolving line of credit.

Net cash used in financing activities for the six months ended June 30, 2024 consists of $10,000 in proceeds from common stock to be issued, and $288,037 in offering costs incurred.

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

Distribution

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weakness described below.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Plan for Remediation

To remediate this material weakness, management is implementing the following measures:

●	Hiring additional accounting personnel with appropriate technical expertise;

●	Enhancing internal review procedures for complex transactions;

●	Providing targeted training to existing finance staff on U.S. GAAP and SEC reporting requirements;

●	Upgrading to NetSuite’s enterprise resource program; and

Management expects these remediation efforts to be completed during fiscal year 2025, subject to the timing of hiring and training.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except with respect to the Company’s on-going liquidity needs, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities that we issued during the six months ending June 30, 2025, that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) and not previously disclosed in reports filed with the SEC. Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On June 26, 2025, the Company issued 750,000 shares of restricted common stock to former chief executive officer Timothy Canning as consideration for the sign-on bonus deliverable to the terms of his employment agreement, which terminated upon his resignation in February 2025. These restricted shares vest on December 26, 2025.

As of June 30, 2025, the Company had issued a total of 1,155,030 shares of common stock pursuant to put notices under the Hudson EPA, resulting in net proceeds of $1,149,417.

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

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit
Number	Description
2.1**	Agreement and Plan of Merger dated April 8, 2025, by and among Wellgistics Health, Inc., Wellpeek Merger Sub 1, Inc., Wellpeek Merger Sub 2, LLC, Peek Healthcare Technologies, Inc., and the Stockholder Representative (incorporated by reference to exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
2.2	Seventh Amendment to Membership Interest Purchase Agreement dated April 14, 2025, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton, as amended (incorporated by reference to exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2025).
2.3	Eighth Amendment to Membership Interest Purchase Agreement dated July 24, 2025, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton as Seller Representative, as amended (incorporated by reference to exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
3.1	Certificate of Incorporation of Wellgistics Health, Inc., as amended and currently in effect (incorporated by reference to Exhibit 3.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
3.2	Bylaws of Wellgistics Health, Inc. as currently in effect (incorporated by reference to Exhibit 3.2 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.1	Promissory Note made by Wellgistics Health, Inc. dated April 4, 2025 (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.2	Equity Purchase Agreement by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC, dated April 9, 2025 (incorporated by reference to Exhibit 10.2 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.3	Registration Rights Agreement by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC, dated April 9, 2025 (incorporated by reference to Exhibit 10.3 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.4†	Executive Employment Agreement dated April 22, 2025, by and between the Company and Mark DiSiena (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 24, 2025).
10.5*#	Business Loan and Security Agreement dated as of May 14, 2025, among Agile Capital Funding, LLC, Wellgistics Health, Inc., and Wellgistics, LLC.
10.6*#**	Agreement for the Purchase and Sale of Future Receipts dated June 25, 2025 by and between Wellgistics Health, Inc. and Agile Capital Funding, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Furnished herewith.
**	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WELLGISTICS HEALTH, INC.

	By:	/s/ Mark DiSiena
	Name:	Mark DiSiena
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: August 19, 2025

