Form 10-Q
period 2025-09-30
Wellgistics Health, Inc.
filed 2025-11-19
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, there were 102,289,619 and 89,729,281 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLGISTICS HEALTH, INC.

CONSOLDIATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,228,666	$1,028,336
Accounts receivable, related party	-	271,298
Accounts receivable, net	1,099,399	2,453,517
Inventories, net	7,491,900	9,518,608
Prepaid expenses	525	524
Due from related parties	-	1,021,000
Deferred offering costs	-	875,385
Total current assets	12,820,490	15,168,668
Property, plant and equipment, net	268,911	388,180
Capitalized software	2,244,161	1,618,017
Operating lease, right-of-use-assets	1,019,848	1,528,128
Goodwill	16,219,929	16,219,929
Other intangible assets, net	18,456,815	20,746,009
Note receivable	139,771	139,771
Other assets	1,459,607	1,438,940
Deposits	150,008	85,008
Total assets	$52,779,540	$57,332,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,410,697	$6,308,754
Accounts payable, related party	25,500	25,500
Accrued expenses and other liabilities	5,472,338	4,320,417
Other short-term advances	4,019,859	-
Due to related parties	100,000	4,944,770
Due to seller	-	10,000,000
Current portion of debt obligations, net of debt discount	12,209,234	11,927,816
Operating lease liabilities- current portion	503,411	519,490
Total current liabilities	32,741,039	38,046,747
Notes payable	12,600,000	10,100,000
Note payable, related party	-	1,300,000
Loan payable	-	55,085
Operating lease liabilities	660,486	1,096,372
Total liabilities	$46,001,525	$50,598,204

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 91,406,962 and 51,055,508 shares issued and 89,452,911 and 51,055,508 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	8,945	5,105
Additional paid-in capital	89,947,801	16,486,501
Accumulated deficit	(83,178,731)	(9,757,160)
Total stockholders’ equity	6,778,015	6,734,446
Total liabilities and stockholders’ equity	$52,779,540	$57,332,650

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLDIATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenues	$3,012,904	$5,673,868	$21,667,212	$5,718,408
Cost of net revenues	2,781,892	5,152,624	20,237,807	5,199,772
Gross profit	231,012	521,244	1,429,405	518,636

Operating expenses:
General and administrative	30,172,800	1,798,641	66,205,669	2,448,813
Sales and marketing	803,747	-	1,212,347	-
Depreciation and amortization	802,794	467,423	2,408,462	467,423
Total operating expenses	31,779,341	2,266,064	69,826,478	2,916,236

Loss from operations	(31,548,329)	(1,744,820)	(68,397,073)	(2,397,600)

Other income/(expense):
Interest expense, net	(1,425,307)	(137,614)	(3,703,837)	(142,281)
Loss on debt extinguishment	(1,353,663)	-	(1,353,663)	-
Other income	9,095	15,407	33,002	15,407
Total other expense, net	(2,769,875)	(122,207)	(5,024,498)	(126,874)

Net loss before income taxes	(34,318,204)	(1,867,027)	(73,421,571)	(2,524,474)
Provision for income taxes	-	-	-	-
Net loss	$(34,318,204)	$(1,867,027)	$(73,421,571)	$(2,524,474)

Net loss per common share - basic and diluted	$(0.46)	$(0.04)	$(1.18)	$(0.05)
Weighted average common shares outstanding - basic and diluted	74,379,403	48,403,775	62,458,199	46,741,665

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	44,720,000	$4,472	$(3,972)	$(2,900,934)	$(2,900,434)
Net loss	-	-	-	(83,122)	(83,122)
Balance at March 31, 2024	44,720,000	$4,472	$(3,972)	$(2,984,056)	$(2,983,556)
Founder’s initial contribution	-	-	10,000	-	10,000
Shares issued to employees	2,162,212	216	(216)	-	-
Shares issued pursuant to business combination	173,961	17	399,983	-	400,000
Net loss	-	-	-	(574,325)	(574,325)
Balance at June 30, 2024	47,056,173	$4,706	$405,794	$(3,558,381)	$(3,147,881)
Shares issued pursuant to business combination	3,999,335	400	14,999,600	-	15,000,000
Net loss	-	-	-	(1,867,027)	(1,867,027)
Balance at September 30, 2024	51,055,508	$5,106	$15,405,394	$(5,425,408)	$9,985,092

Balance at December 31, 2024	51,055,508	$5,105	$16,486,501	$(9,757,160)	$6,734,446
Common stock issued pursuant to IPO	888,889	89	3,999,911	-	4,000,000
Common stock issued pursuant to consulting agreements	152,000	15	543,505	-	543,520
Vested restricted stock granted to consultants	986,123	99	2,875,461	-	2,875,560
Vested restricted stock granted to directors	8,362,494	836	24,277,922	-	24,278,758
Vested restricted stock granted to employees	15,000	2	75,582	-	75,583
Offering costs	-	-	(1,598,196)	-	(1,598,196)
Net loss	-	-	-	(32,430,903)	(32,430,903)
Balance at March 31, 2025	61,460,014	$6,146	$46,660,685	$(42,188,063)	$4,478,768
Common stock issued pursuant to equity purchase agreement	1,155,030	116	1,149,301	-	1,149,417
Issuance of commitment shares under equity purchase agreement	152,000	15	594,305	-	594,320
Common stock issued in partial settlement of seller’s note	333,333	33	1,499,967	-	1,500,000
Vested restricted stock granted to employees	44,440	4	354,559	-	354,563
Offering costs	-	-	(499,349)	-	(499,349)
Net loss	-	-	-	(6,672,464)	(6,672,464)
Balance at June 30, 2025	63,144,817	$6,315	$49,759,467	$(48,860,527)	$905,255
Common stock issued pursuant to equity purchase agreement	2,271,224	227	1,689,143	-	1,689,370
Common stock issued pursuant to public offering	7,142,862	714	4,533,339	-	4,534,053
Common stock issued in partial settlement of due to seller	7,606,785	761	8,499,239	-	8,500,000
Common stock issued for services	443,428	44	545,956	-	546,000
Common stock cancelled	(222,205)	(22)	22	-	-
Vesting of restricted stock - Acceleration	9,000,000	900	24,299,100	-	24,300,000
Vested restricted stock granted to employees	66,000	7	784,993	-	785,000
Vested restricted stock granted to consultants	-	-	85,523		85,523
Offering costs	-	-	(248,981)	-	(248,981)
Net loss	-	-		(34,318,204)	(34,318,204)
Balance at September 30, 2025	89,452,911	$8,945	$89,947,801	$(83,178,731)	$6,778,015

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(73,421,571)	$(2,524,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowances for credit losses	265,582	26,666
Loss on debt extinguishment	1,353,663	-
Amortization of debt discount	439,782	-
Stock-based compensation	54,438,827	-
Depreciation	119,269	27,174
Amortization	2,289,194	440,249
Changes in operating assets and liabilities:
Accounts receivable	1,359,834	(37,099)
Inventories	2,026,708	(367,057)
Prepaid expenses	-	11,959
Deposits	(65,000)	(35,855)
Other assets	(20,667)	3,000
Accounts payable	4,101,943	(473,292)
Accrued expenses and other liabilities	2,298,256	1,026,048
Operating lease liabilities, net	56,315	20,408
Due from / to related parties, net	196,089	3,281,057
Net cash (used in) provided by operating activities	(4,561,776)	1,398,784
Cash flows from investing activities:
Cash acquired in business combinations	-	931,368
Purchase price consideration of business combination	-	(1,000,000)
Investments in capitalized software	(626,144)	(264,850)
Net cash used in investing activities	(626,144)	(333,482)
Cash flows from financing activities:
Proceeds from promissory note	615,000	-
Repayment of seller promissory note	(137,141)	-
Proceeds from term loan	931,814	-
Proceeds from revolving line of credit	20,070,000	-
Repayment of revolving line of credit	(22,627,509)	(283,518)
Repayment of merchant cash advance	(365,613)	-
Proceeds from common stock issued pursuant to equity purchase agreement	2,838,787	-
Proceeds from common stock issued pursuant to IPO	4,000,000
Proceeds from common stock issued pursuant to public offering	4,534,053	-
Offering costs	(1,471,141)	-
Founder’s initial contribution	-	10,000
Net cash provided by (used in) financing activities	8,388,250	(273,518)
Net change in cash and cash equivalents	3,200,330	791,784
Cash and cash equivalents at beginning of period	1,028,336	1,364
Cash and cash equivalents at end of period	$4,228,666	$793,148

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,116,414	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares under equity purchase agreement	$594,320	$-
Derecognition of promissory note and accrued interest pursuant to debt extinguishment	$16,146,337	$-
Common stock issued in partial settlement of seller’s note	$10,000,000	$-
Shares issued pursuant to business combination	$-	$15,400,000
Promissory note issued pursuant to business combination	$-	$15,000,000
Debt assigned to related party	$-	$250,000

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was initially organized in the name of Ayan Sponsors LLC on September 6, 2022, and subsequently incorporated in the name Danam Health, Inc. (the “Company”/ “us”/ “we”/ “our”) as a Delaware Corporation that was registered on November 15, 2022, The Company’s headquarters are in Tampa, Florida.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months then ended.

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

See Note 12 for further details.

Concentration of Credit Risks, Major Customers and Vendors

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits.

For the nine months ended September 30, 2025, one customer accounted for approximately 14% of total revenue. As of September 30, 2025, one customer accounted for approximately 22% of gross accounts receivable. The Company’s reliance on this and other major customers presents a concentration risk. The loss of this customer or a significant reduction in their orders could have a material adverse effect on the Company’s financial performance. The Company continues to focus on efforts to diversify its customer base to mitigate such risks.

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

The Company provides for a 95% - 100% loss rate of the accounts receivable which are due over the period of 90 days. For the three months ended September 30, 2025 and 2024, the Company recognized a provision for credit losses of $65,128 and $26,666, respectively, within general and administrative expenses. For the nine months ended September 30, 2025 and 2024, the Company recognized a provision for credit losses of $265,582 and $26,666, respectively, within general and administrative expenses

As of September 30, 2025, and December 31, 2024, allowance for credit losses was $1,187,288 and $940,596, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company capitalized $2,244,161 and $1,618,017, respectively, in software development pertaining to the Delivmeds platform via its DelivMeds subsidiary.

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

Step Five: Recognize revenue when or as the entity satisfies a performance obligation — Revenue is recognized upon the delivery of the prescription.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue - distribution services	$2,637,790	$5,484,247	$20,854,677	$5,484,247
Pharmacy retail sales	172,100	144,166	364,532	188,706
Third party logistics services	203,014	45,455	448,003	45,455
Net revenues	$3,012,904	$5,673,868	$21,667,212	$5,718,408

All revenue for the three and nine months ended September 30, 2025 and 2024 were within the United States.

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

At September 30, 2025 and December 31, 2024, the Company had unearned revenue of $56,000 and $245,765, respectively, included in accrued expenses and other current liabilities.

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

During the three and nine months ended September 30, 2025, the Company did not identify any events or changes in circumstances that would indicate potential impairment of goodwill. Accordingly, no goodwill impairment was recorded for the period.

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

There were no triggering events to test intangibles for impairment loss during the three and nine months ended September 30, 2025 and 2024.

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

In calculating the right of use asset and lease liability, the Company has elected not to combine lease and non-lease components. The non-lease components are accounted for separately and recognized as expenses when incurred. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Prior to the completion of an offering, offering costs are capitalized if they are directly related to an equity financing that is probable of successful completion until such financing is consummated. The deferred offering costs are charged to stockholders’ equity upon the completion of an offering or to expense if the offering is abandoned, terminated, or significantly delayed in the period of determination. Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory services in connection with the Company’s equity offering.

As of September 30, 2025 and December 31, 2024, the Company had capitalized $0 and $875,385, respectively, in deferred offering costs. During the nine months ended September 30, 2025, a total of $875,385 in previously capitalized offering costs was charged to stockholders’ equity upon the completion of the IPO. During the nine months ended September 30, 2025, the Company capitalized total offering costs of $971,792 related to the IPO and public offering, all of which were charged to stockholders’ equity upon the completion of the respective offerings.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2025, diluted net loss per share is the same as basic net loss per share for each period. For the three and nine months ended September 30, 2025 and 2024, following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

	September 30,
	2025	2024

Unvested restricted common stock issued not outstanding	1,954,051	-
Total potentially dilutive shares	1,954,051	-

Recent Accounting Pronouncements

In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2. LIQUIDITY AND GOING CONCERN

The Company has a net loss of $73,421,571 for the nine months ended September 30, 2025 and an accumulated deficit of $83,178,731 as of September 30, 2025. Furthermore, the Company has net cash used in operating activities of $4,561,776 for the nine months ended September 30, 2025. These factors raise a substantial doubt on whether the Company can continue as a going concern from the date these unaudited interim condensed consolidated financial statements are issued.

The Company’s ability to continue as a going concern in the next twelve months following the date the financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.

Management Plans

On April 9, 2025, the Company entered into the Hudson Equity Purchase Agreement (“EPA”). Under the agreement, the Company may, at its discretion and subject to certain conditions, issue and sell shares of its common stock to Hudson over a 24-month commitment period, providing a potential source of additional capital to support the Company’s ongoing operations and growth initiatives. As of September 30, 2025, the Company had sold 3,426,254 shares of common stock under the Hudson EPA, resulting in net proceeds of $2,838,787. The Company subsequently terminated the Hudson EPA effective August 13, 2025.

On September 29, 2025, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(5) in connection with a public offering of 7,142,862 shares of common stock and warrants to purchase up to 7,142,862 shares of common stock (the “Warrants”). The Warrants are exercisable immediately upon issuance at an exercise price of $0.70 per share and will expire five years from the date of issuance. The offering generated net proceeds of approximately $4.5 million after deducting placement agent fees and other offering expenses. In October 2025, approximately 3.1 million Warrants were exercised for $2.2 million in proceeds.

Management believes that the net proceeds from this offering, together with existing cash resources and anticipated revenue, will enhance the Company’s liquidity position. However, there is no assurance that the Company will be able to sell shares on favorable terms or that additional capital will be available from other sources when needed. If the Company is unable to obtain sufficient amount of additional capital, it may be required to reduce the scope of its planned development, which could harm its business, financial condition, and operating results. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Note 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2025	2024
Billed – Third Party	$2,286,687	$3,394,112
Billed – Affiliates	-	271,298
Total Accounts Receivable	2,286,687	3,665,410
Less: Allowance for credit losses	(1,187,288)	(940,596)
Total accounts receivable, net	$1,099,399	$2,724,814

Note 4. INVENTORIES, NET

Inventory consists of the following:

	September 30,	December 31,
	2025	2024
First Defense Nasal Screen Corp (“FDNS”)	$6,005,624	$6,717,373
Finished goods	1,509,644	3,034,836
Total inventory, at cost	7,515,268	9,752,209
Less: reserve for obsolescence	(23,368)	(233,601)
Inventories, net	$7,491,900	$9,518,608

Note 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Leasehold improvements	$766,467	$766,467
Equipment	589,208	589,208
Furniture and fixtures	152,161	152,161
	1,507,836	1,507,836
Less: Accumulated depreciation	(1,238,925)	(1,119,656)
Property, plant and equipment, net	$268,911	$388,180

Depreciation expense was $39,731 and $27,174 for the three months ended September 30, 2025 and 2024, respectively, and $119,269 and $27,174 for the nine months ended September 30, 2025 and 2024, respectively.

Note 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2025	2024

Software development costs - Delivmeds	$2,244,161	$1,618,017

Customer relationships - WoodSage acquisition	393,853	393,853
Customer relationships - Wellgistics acquisition	11,256,067	11,256,067
Trademark - Wellgistics acquisition	10,143,137	10,143,137
	21,793,057	21,793,057
Accumulated amortization	(3,336,242)	(1,047,048)
Other intangible assets, net	$18,456,815	$20,746,009

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage business combination in June 2024. The Company recorded amortization of $12,308 and $36,924 for the three and nine months ended September 30, 2025, respectively, pertaining to these intangible assets.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value pursuant to the Wellgistics, LLC business combination in August 2024. The Company recorded amortization of $496,003 and $1,407,008 pertaining to customer relationships, and $281,754 and $845,261 pertaining to the trademark for the three and nine months ended September 30, 2025, respectively.

The following table represents the future amortization of intangible assets:

Year Ended December 31,
2025(remaining three months)	$763,065
2026	3,052,258
2027	3,052,258
2028	3,052,258
2029	3,052,258
Thereafter	5,484,718
$18,456,815

Note 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Accrued personnel costs	$4,466,535	$3,112,470
Accrued professional fees	149,848	347,829
Credit card obligation	225,410	110,201
Unearned revenue	56,000	245,765
Accrued interest	422,041	504,152
Other accrued expenses	152,504	-
	$5,472,338	$4,320,417

Note 8. DEBT

Outstanding debt consists of the following:

	September 30,	December 31,
	2025	2024

Merchant cash advance	$1,154,148	$1,259,415
Loan payable	1,132,924	-
Note payable - owners of Wellgistics	5,000,000	5,000,000
Note payable - Integral Health	1,300,000	-
Note payable - third party, net of debt discount	648,411	-
Revolving line of credit	2,973,751	5,531,260
Seller promissory note	-	137,141
Current portion of debt obligations	12,209,234	11,927,816

Merchant cash advance	$-	$55,085
Third party investor	100,000	100,000
Note payable - Integral Health	-	1,300,000
Note payable - owners of Wellgistics	12,500,000	10,000,000
Long-term debt	12,600,000	11,455,085
Total debt	$24,809,234	$23,382,901

As of September 30, 2025 and December 31, 2024, unamortized debt discount was $776,928 and $519,430, respectively.

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

On October 30, 2025, the Company entered into a Debt Conversion Agreement (the “Integra Health DCA”), by and among the Company, Integra Health Inc., a Florida corporation (“Integra Health”), and WoodSage. The Integra Health DCA addressed the conversion of indebtedness in the amount of $1,300,000 due pursuant to a promissory note issued by WoodSage in favor of Integra Health, dated as of August 22, 2023 (the “Note”). Under the Integra Health DCA, the indebtedness in the among of $1,300,000 was converted into shares of the Company’s common stock at a price per share of $0.70 for an aggregate number of shares of 1,857,143 in full satisfaction of the obligations of WoodSage outstanding under the Note.

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

The MCA Agreement resets the Purchased Amount, repayment terms, and structure under a new contract. The Company is obligated to remit weekly payments of $56,800 until the full Purchased Amount of $2,840,000 is repaid.

The Company accounts for the merchant cash advance as a debt obligation. On restructuring, the Company recorded a liability equal to the full Purchased Amount of $2,840,000, with a corresponding debt discount of $940,000 representing the difference between the repayment obligation and the net proceeds received. During the nine months ended September 30, 2025, the Company made repayments totaling $1,147,363. After considering the net proceeds received of $781,750, the Company recorded a net repayment of $365,613 for the period. In connection with the refinancing of the prior MCA arrangement, the Company recognized a non-cash charge of $205,261 related to the write-off of the remaining unamortized debt discount. This amount is included in interest expense and presented as a non-cash adjustment within the operating section of the Company’s Statement of Cash Flows. The debt discount is being amortized to interest expense over the term of the arrangement. For the three and nine months ended September 30, 2025, interest expense recorded was $281,091 and $1,187,579, respectively. As of September 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $271,852, was $1,154,148.

Loan Payable

On August 26, 2025, the Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC (as Collateral Agent) and Agile Lending, LLC (as Lead Lender) for a secured term loan of $1,300,000 (the “Agile Term Loan”). The loan bears an imputed interest charge of $572,000, resulting in a total repayment obligation of $1,872,000, payable in weekly installments of $58,500 commencing September 3, 2025 through April 8, 2026. The loan carries an effective borrowing cost and does not bear a separately stated interest rate.

At inception, the Company received net proceeds of $500,074 after deduction of (i) repayment of the prior Agile loans originated in May 2025, $459,300 and June 2025, $275,626, and (ii) an administrative agent fee of $65,000. Accordingly, the Company recorded a debt discount of $637,000, representing the difference between the total repayment obligation and the proceeds received. The debt discount is being amortized to interest expense using the effective interest method over the 32-week term of the loan. During the nine months ended September 30, 2025, the Company received total cash proceeds of $1,250,074 from Agile loan arrangements, consisting of proceeds from loans originated in May 2025, July 2025, and August 2025. Total repayments made during the period were $318,260, resulting in net cash received of $931,814, which is presented within financing activities in the Company’s Statement of Cash Flows. In connection with the repayment of the May and July 2025 Agile loans, the Company recognized a non-cash charge of $201,110 related to the write-off of the remaining unamortized debt discount. This amount is included in interest expense and presented as a non-cash adjustment within the operating section of the Statement of Cash Flows. For the three and nine months ended September 30, 2025, the Company recorded interest expense $131,924 and $554,228, respectively. As of September 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $505,076, was $1,132,924.

Note payable – sellers of Wellgistics, LLC

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

On July 24, 2025, the parties executed the Eighth Amendment to the MIPA, which increased the principal amount of the promissory note from $15.0 million to $17.5 million and modified the repayment schedule whereby $5,000,000 of principal shall be payable on the first and second anniversaries and $7,500,000 of principal shall be payable on the third anniversary, of the effective date of Promissory Note, In accordance with ASC 470-50, this resulted in an debt extinguishment of the original note. As part of the extinguishment, accrued interest of $1,146,337 on the original note was derecognized, and the Company recorded a non-cash loss on debt extinguishment of $1,353,663.

For the three and nine months ended September 30, 2025, the Company recorded total interest expenses of $277,123 related to the amended note. As of September 30, 2025, accrued interest on the note totaled $277,123, which is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. As of September 30, 2025, $5,000,000 of the amended note was classified as a current liability on the consolidated balance sheet and the remaining $12,500,000 was classified as non-current.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the three and nine months ended September 30, 2025, the Company recorded interest expense of $11,210 and $33,232, respectively. For the same periods, the Company recognized amortization of debt discount of $0 and $33,411 related to this promissory note. As of September 30, 2025, accrued interest payable on this note was $33,232 and the outstanding principal of $448,411 is classified under current liabilities. As of the issuance date of these financial statements, the parties are currently working on an extension.

On February 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of September 30, 2025, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the three and nine months ended September 30, 2025, the Company recorded interest expense of $2,500 and $6,562 related to this note. As of September 30, 2025, accrued interest payable on this note was $6,562, and the outstanding principal of $100,000 is classified under current liabilities.

On February 2, 2025, the Company entered into another unsecured promissory note agreement a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of September 30, 2025, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the three and nine months ended September 30, 2025, the Company recorded interest expense of $2,500 and $6,562 related to this note. As of September 30, 2025, accrued interest payable on this note was $6,562, and the outstanding principal of $100,000 is classified under current liabilities.

As of September 30, 2024, the $100,000 short-term note entered into in September 2023 with third party investor remains outstanding. The note bears interest at 8% per annum and provides that the lender will be issued 35,000 shares of common stock upon the consummation of a SPAC transaction or merger. For the three and nine months ended September 30, 2024, the Company recorded interest expense of $2,000 and $6,000, respectively related to this note. As of September 30, 2025, accrued interest payable on this note was $17,666, and the outstanding principal of $100,000 is classified under non-current liabilities.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 11.5%, calculated and prorated daily on the daily balance (an aggregate rate of 16.84% per annum). The line of credit is collateralized by accounts receivable and inventory balances. Interest expense related to the line of credit amounted to $262,558 and $876,757 for the three and nine months ended September 30, 2025, respectively. The outstanding balance on the line of credit as of September 30, 2025 and December 31, 2024 was $2,973,751 and $5,531,260 respectively, which is included as a current liability on the condensed consolidated balance sheet.

Seller Promissory Note - Wellgistics

In May 2022, Wellgistics, LLC entered into a promissory note agreement in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC. The promissory note bore interest at a rate of 2% per annum and was scheduled to mature on April 1, 2025.

The Company assumed this debt as part of the acquisition of Wellgistics. As of September 30, 2025, the promissory note had been fully repaid, and the outstanding balance was $0, compared to $137,141 as of December 31, 2024. Interest expense related to the promissory note was immaterial for the nine months ended September 30, 2025.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

December 31,
2025 (remaining three months)	$6,062,055
2026	6,247,179
2027	5,000,000
2028	7,500,000
$24,809,234

Note 9. STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 24, 2025, the Company closed its IPO of 888,889 shares of common stock at a public offering price of $4.50 per share. The IPO generated gross proceeds of $4.0 million and net proceeds of approximately $3.1 million after deducting underwriting discounts, commissions, and other offering expenses.

September 2025 Offering

On September 29, 2025, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, in connection with a registered public offering of its securities. Pursuant to the offering, the Company issued an aggregate of 7,142,862 shares of its common stock, together with warrants to purchase up to 7,142,862 shares of common stock (the “Warrants”). The combined public offering price was $0.70 per share of common stock and accompanying Warrant. The Warrants are exercisable immediately upon issuance at an exercise price of $0.70 per share and will expire five years from the date of issuance. The offering closed shortly thereafter, resulting in net proceeds of $4,534,053 after deducting placement agent fees and other offering expenses. All Warrants remained outstanding as of September 30, 2025.

Advisor and Consulting Agreements

On February 25, 2025, the Company entered into a consulting agreement with Hudson to provide business advisory services, growth strategy guidance, and networking support for a 30-day period. As consideration for these services, the Company agreed to pay Hudson a cash fee of $250,000 and to issue 52,000 shares of restricted common stock. The Company recognized stock-based compensation expense of $0 and $143,520 during the three and nine months ended September 30, 2025, respectively, in connection with the equity issuance. This expense was recorded within general and administrative expenses in the condensed consolidated statements of operations. The fair value of the restricted stock was determined based on the market price of the Company’s common stock on the grant date.

On March 17, 2025, the Company entered into consulting agreement with Draper, Inc. (“Draper”), pursuant to which Draper agreed to provide investor relations and business development services. As consideration for services under the initial three-month term of the agreement, the Company issued 100,000 shares of restricted common stock to Draper. The consulting agreement automatically renews on a month-to-month basis unless terminated by either party with at least seven days’ notice prior to the end of the current term. The Company will be obligated to issue an additional 100,000 restricted shares of common stock for each renewal period. The Company subsequently terminated this consulting agreement on June 16, 2025. Based on the market price of the Company’s common stock on the grant date, the total fair value of the shares issued to Draper was determined to be $400,000. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0 and $400,000, respectively, in connection with this agreement. This expense was recorded within sales and marketing expenses in the condensed consolidated statements of operations.

On August 4, 2025, the Company issued 243,428 shares of its common stock to a third party as consideration for advisory services rendered to the Company. The fair value of the shares, determined based on the market closing price of the Company’s common stock on the grant date, was $200,000. The total fair value of $200,000 was recognized as stock-based compensation expense for the three and nine months ended September 30, 2025, and recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations.

On August 26, 2025, the Company issued an aggregate of 200,000 shares of its common stock to a third party as consideration for marketing services rendered to the Company. The fair value of the shares was determined based on the closing market price of $1.73 per share on the grant date, resulting in a total fair value of $346,000. The entire amount was recognized as stock-based compensation expense during the three and nine months ended September 30, 2025, and included within sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Directors and Former Employees

As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025, the Company’s board of directors appointed Michael L. Peterson to fill the vacancy created as a result of the resignation of Sajid Sayed. In consideration for his board services and to further align his interests with those of the Company and its stockholders, On July 2, 2025, after his appointment, the Company’s board of directors determined to issue 200,000 restricted shares of the Company’s common stock. The fair value of the award, determined based on the market closing price of the Company’s common stock on the grant date, was $182,600. Of the total shares granted ,66,000 shares vest immediately and the remaining 134,000 shares vest in equal annual installment on July 2, 2026 and July 2, 2027, subject to continued services as a director. Mr. Peterson resigned from the Board effective October 1, 2025. As a result, his unvested restricted shares were forfeited upon resignation in accordance with the terms of his award agreement. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $75,341 in connection with this award, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations. .

In June 2025, the Company also granted former chief executive officer Timothy Canning 750,000 restricted shares of the Company’s common stock in fulfillment of the sign-on bonus to which he had been entitled pursuant to the terms of his employment agreement with the Company. The shares vest on the six-month anniversary of the grant date. As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2025, Mr. Canning tendered his resignation to the Company effective February 28, 2025. The fair value of the award, determined based on the market closing price of the Company’s common stock on the grant date, was $832,500. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $436,721 in connection with this award, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations. .

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

In connection with entering into the Hudson EPA, the Company also issued 152,000 commitment shares to Hudson, which were valued at a fair value of $594,320 based on the closing price of the Company’s common stock on the agreement date. For the three and nine months ended September 30, 2025, $0 and $594,320, respectively, was recorded as stock-based compensation and was included within general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2025, the Company had issued a total of 3,426,254 shares of common stock pursuant to put notices under the agreement, resulting in net proceeds of $2,838,787. The Company subsequently terminated the Hudson EPA effective August 13, 2025.

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

On July 24, 2025, the Company entered into the Eighth Amendment to the Membership Interest Purchase Agreement (“MIPA”) with the sellers of Wellgistics LLC, including Strategix Global LLC, Nomad Capital LLC, and Jouska Holdings LLC. Pursuant to the terms of the Eighth Amendment, the Company agreed to satisfy a portion of the remaining closing cash consideration payable to the sellers through the issuance of 7,606,785 shares of the Company’s common stock (the “Conversion Shares”). The Conversion Shares were issued at a conversion price of $1.07 per share, representing the agreed-upon fair value of the Company’s common stock at the time of the transaction. The total fair value of the shares issued, amounting to approximately $8.50 million, was recorded as a reduction of the purchase consideration payable in connection with the Wellgistics LLC acquisition.

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

Restricted Common Stock

On February 28, 2025, in connection with the appointment of Brian Norton as Chief Executive Officer of the Company, Mr. Norton was granted and issued 9,000,000 shares of restricted common stock under the Company’s Amended and Restated 2023 Equity Incentive Plan (the “Plan”). The shares were originally scheduled to vest in three equal annual installments over a three-year period, contingent upon the achievement of specified gross-revenue and gross-profit performance targets established by the Company’s Compensation Committee. On July 24, 2025, the Compensation Committee approved, and the Board of Directors ratified on September 4, 2025, the acceleration of vesting of these restricted shares, resulting in immediate vesting of all 9,000,000 shares as of the approval date. In accordance with ASC 718, Compensation—Stock Compensation, the Company recognized the full $24.3 million of stock-based compensation expense related to this award during the three and nine months ended September 30, 2025, which is reflected in general and administrative expenses. The fair value of the shares was determined based on the market price of the Company’s common stock on the grant date, February 28, 2025, and no incremental fair value arose as a result of the acceleration. Following this vesting event, there is no remaining unrecognized compensation cost related to Mr. Norton’s restricted stock award.

On March 14, 2025, the Company granted an aggregate of 10,612,108 shares of restricted common stock under the Plan to certain directors, employees, and consultants. On June 26, 2025, the Company granted an additional 750,000 shares of restricted stock to former Chief Executive Officer Timothy Canning, and on July 2, 2025, the Company granted 200,000 shares of restricted stock to director Michael L. Peterson. The shares granted had varying vesting terms, ranging from immediate vesting to vesting over a five-year period. As of September 30, 2025, 9,626,057 of these shares had vested and are included in the total outstanding common stock reported in the consolidated statement of stockholders’ equity. As of September 30, 2025, a total of 134,000 shares were forfeited and cancelled and the remaining 1,954,051 shares were unvested as of September 30, 2025.

A summary of information related to restricted common stocks for the nine months ended September 30, 2025 is as follows:

	Restricted Common Stock	Grant Date Fair Value
Unvested shares as of December 31, 2024	-	-
Granted	20,562,108	$2.82
Vested	(18,474,057)	$2.79
Forfeited and cancelled	(134,000)	$2.90
Unvested shares as of September 30, 2025	1,954,051	$2.08

For the three and nine months ended September 30, 2025, the Company recognized $25,716,523 and $54,438,827, respectively, in stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation, based on the grant-date fair value of the restricted stock.

The following table summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Sales and marketing expenses	$346,000	$-	$746,000	$-
General and administrative expenses	25,370,523	-	53,692,827	-
Total expenses	$25,716,523	$-	$54,438,827	$-

As of September 30, 2025, total unrecognized compensation expense related to the 1,954,051 non-vested restricted stock awards was $2,955,802, which is expected to be recognized over a weighted-average period of 2.54 years.

Note 10. LEASE OBLIGATIONS

Rent is classified by function on the consolidated statements of operations as general and administrative.

The following is the summary of operating lease assets and liabilities:

	September 30,	December 31,
	2025	2024
Operating Leases
Right-of-use assets	$1,019,848	$1,528,128

Lease liabilities, current portion	503,411	519,490
Long-term lease liabilities	660,486	1,096,372
Total lease liabilities	$1,163,897	$1,615,862

Weighted Average Remaining Lease Term	2.25	2.92
Weighted Average Discount Rate	8.36%	8.36%

The following is the summary of future minimum payments:

December 31,
2025 (remaining 3 months)	$138,948
2026	566,514
2027	458,657
Thereafter	84,977
Total lease payments	1,249,096
Less: Imputed interest	(85,199)
Total	$1,163,897

Note 11. RELATED PARTY TRANSACTIONS

The Company had transactions with Scienture Holdings, Inc. and group (f/k/a/ TrXade Health, Inc / TRG / TrXade Health / Scienture) and group which included Integra Pharma Solutions, LLC (“IPS”), in which the board members of the Company were also members of Scienture’s management and board at the time the transactions occurred. Tollo Health, LLC acquired IPS from Scienture in April 2025. At that time Tollo Health, LLC was owned in part by Integral Health, Inc., in which certain board members of the Company also had a beneficial ownership interest. Integral Health acquired IPS from Tollo Health, LLC in June 2025. The common management between the entities at the time the transactions occurred classifies Scienture, IPS, and Integral as related parties.

During the first quarter of 2025, the Company purchased $500,000 of inventories from Tollo Health, LLC, which was a related party until June.

In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at September 30, 2025, Integral Health and Tollo was no longer considered a related party. As of September 30, 2025, the amounts owed to Integral Health were $4,019,859, which was reclassified from due to related parties to other short-term advances on the consolidated balance sheet.

On October 30, 2025, the Company entered into a Debt Conversion Agreement (the “Integra Pharma DCA”), by and among, the Company, Integra Pharma Solutions, LLC, a Florida limited liability company (“Integra Pharma”), and WoodSage. The Integra Pharma DCA addressed the conversion of indebtedness in the amount of $4,019,859 due to Integra Pharma by WoodSage in connection with the Sale of Goods Agreement by and between Integra Pharma and WoodSage, dated as of August 2023 (the “Sale Agreement”). Under the Integra Pharma DCA, the indebtedness in the among of $4,019,859 was converted into shares of the Company’s common stock at a price per share of $0.70 for an aggregate number of 5,742,656 shares in full satisfaction of the obligations of WoodSage outstanding under the Sale Agreement.

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

The following is a summary of due from and to related parties, as well as accounts receivable and accounts payable, as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Due from TRG	$-	$146,000
Due from IPS	-	305,000
Due from Scienture Holdings	-	570,000
Due from related parties	$-	$1,021,000

Due to former Chief Executive Officer	$100,000	-
Due to TRG	-	9,351
Due to IPS	-	3,764,000
Due to Scienture Holdings	-	1,171,419
Due to related parties	$100,000	$4,944,770

	September 30,	December 31,
	2025	2024
Accounts receivable - IPS*	$-	$271,298
Accounts payable - Scietech	$25,500	$25,500

*	IPS is no longer a related party as of September 30, 2025 and its receivable balance of $492,117 is included in accounts receivable, net in the consolidated balance sheet.

The Company had the following transactions with related parties during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales to Integra Pharma Solutions, LLC	$-	$-	$220,820	$-

IT expenses paid to Cingo Solutions (common management)	$108,700	$-	$308,140	$-
IT expenses paid to RxERP (common management)	$249,749	$-	$399,749	$-
Management services fees paid to Nomad Capital	$-	$-	$160,000	$-

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenues	$3,012,904	$5,673,868	$21,667,212	$5,718,408
Cost of net revenues	2,781,892	5,152,624	20,237,807	5,199,772
Gross profit	231,012	521,244	1,429,405	518,636

Operating expenses:
General and administrative	30,172,800	1,798,641	66,205,669	2,448,813
Sales and marketing	803,747	-	1,212,347	-
Depreciation and amortization	802,794	467,423	2,408,462	467,423
Total operating expenses	31,779,341	2,266,064	69,826,478	2,916,236

Loss from operations	(31,548,329)	(1,744,820)	(68,397,073)	(2,397,600)

Other income/(expense):
Interest expense, net	(1,425,307)	(137,614)	(3,703,837)	(142,281)
Loss on debt extinguishment	(1,353,663)	-	(1,353,663)	-
Other income	9,095	15,407	33,002	15,407
Other (expense), net	(2,769,875)	(122,207)	(5,024,498)	(126,874)

Net loss before income taxes	(34,318,204)	(1,867,027)	(73,421,571)	(2,524,474)
Provision for income taxes	-	-	-	-
Net loss	$(34,318,204)	$(1,867,027)	$(73,421,571)	$(2,524,474)

All revenues were within the U.S. region. See Note 1, Organization and Summary of Significant Accounting Policies - Revenue Recognition for additional information about disaggregated revenue.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the condensed consolidated balance sheets were located as follows:

	September 30,	December 31,
	2025	2024
United States
Property, plant and equipment, net	$268,911	$388,180
Operating lease, right-of-use assets	$1,019,848	$1,528,128

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

Legal Matters

On August 21, 2024, Blythe Global Advisors, LLC filed a demand for arbitration against the Company and Suren Ajjarapu for breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of personal guaranty. Blythe claims to have performed accounting services for the Company in the amount of $377,947 for which it has not been paid and that Ajjarapu personally guaranteed payment of Blythe’s invoices. The Company has answered the arbitration demand and is vigorously defending the matter.

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

Guarantee Obligation

On March 12, 2025, Tollo Health, LLC, Tollo Health Inc., and Gerald Commissiong (collectively, the “Borrowers”) entered into a Revolving Credit Agreement and issued a Revolving Credit Note to Testing123, LLC (the “Lender”) in the original principal amount of up to $750,000. The obligations of the Borrowers were secured pursuant to a Pledge and Security Agreement and guaranteed by the Company under a Corporate Guaranty.

Pursuant to the Transaction Documents, the initial advance of $444,600 was funded on March 12, 2025. The term of the loan for this draw was two months, maturing on May 12, 2025, and bore interest at 5% per month, compounding monthly. Upon default, the interest rate increased to 10% per month, also compounding monthly. Failure to pay any amount when due constituted an event of default under the Note.

The Borrowers defaulted on their payment obligations, thereby triggering the Company’s liability as guarantor. On July 25, 2025, the Company satisfied its obligations under the Guaranty and paid $640,647—representing principal and accrued interest—directly to Testing123, LLC. As a result, the Company recognized a loss on guarantee of $640,647 in its condensed consolidated statements of operations for the nine months ended September 30, 2025, which is included in general and administrative expenses.

Note 14. SUBSEQUENT EVENTS

Removal of Directors

Effective as of October 1, 2025, stockholders of the Company holding a majority of the Company’s common stock, par value $0.0001 per share, acted by consent in lieu of a stockholder meeting under Section 228 of the General Corporation Law of the State of Delaware (the “DGCL”) to remove Rebecca Shanahan and Michael Peterson from the board of directors, effective immediately. At the time of their respective removals, Ms. Shanahan served on the Ethics Committee and Mr. Peterson served as the chair of the Audit Committee.

Director Resignations

On October 2, 2025, Donald Anderson advised the Company that he was resigning from his position as a member of the board of directors effective immediately. Mr. Anderson indicated that his decision to resign was a result of his inability commit the time and focus needed to serve on the board of directors going forward. Mr. Anderson did not advise the Company of any dispute or disagreement with the Company, the Company’s management or the Company’s board of directors on any matter relating to the Company’s operations, policies, or practices. At the time of his resignation, Mr. Anderson served on the Nominating Committee.

Election of Directors

Effective as of October 2, 2025, the remaining member of the board of directors acted by consent in lieu of a meeting of the board of directors under Section 141(f) of the DGCL to elect Donald Fell, Prashant Patel, Steven D. Lee, and Howard Doss (together, the “Newly Elected Directors”) to the board of directors to serve as directors. The board of directors has since appointed Mr. Fell to serve on the Nominating Committee and Compensation Committee of the board of directors, Mr. Lee to serve on the Ethics Committee of the board of directors, and Mr. Doss to serve as the chairman on the Audit Committee of the board of directors. Mr. Fell, Mr. Lee, and Mr. Doss will be “independent” directors as defined under applicable rules of NASDAQ and the SEC.

Officer Resignations

On October 6, 2025, Brian Norton advised the Company that he was resigning from his position as Chief Executive Officer of the Corporation effective Monday, October 6, 2025, at 5:00 p.m. EST.

On October 6, 2025, Tony Madsen advised the Company that he was resigning from his position as Chief Operating Officer of the Corporation effective Monday, October 6, 2025, at 8:00 p.m. EST.

On October 6, 2025, Mark DiSiena advised the Company that he was resigning from his position as Chief Financial Officer of the Corporation effective Monday, October 6, 2025, at 5:00 p.m. EST.

Appointment of Officer

On October 7, 2025, Eric Sherb was appointed as the interim Chief Financial Officer of the Company by the board of directors.

Changes in Registrant’s Certifying Accountant

On November 11, 2025, following the resignation of UHY LLP, the Audit Committee of the Board of Directors approved the engagement of Suri & Co. (“Suri”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately.

Exercise of Warrants

In October 2025, approximately 3.1 million Warrants issued in connection to the September 2025 Offering were exercised for $2.2 million in proceeds.

Integra Health Inc. Debt Conversion Agreement

On October 30, 2025, the Company entered into a Debt Conversion Agreement (the “Integra Health DCA”), by and among the Company, Integra Health Inc., a Florida corporation (“Integra Health”), and WoodSage LLC, a Florida limited liability company and a wholly-owned subsidiary of the Company (“WoodSage”). The Integra Health DCA addressed the conversion of indebtedness in the amount of $1,300,000 due pursuant to a promissory note issued by WoodSage in favor of Integra Health, dated as of August 22, 2023 (the “Note”). Under the Integra Health DCA, the indebtedness in the among of $1,300,000 was converted into shares of the Corporation’s common stock at a price per share of $0.70 for an aggregate number of shares of 1,857,143 in full satisfaction of the obligations of WoodSage outstanding under the Note.

Integra Pharma Solutions, LLC Debt Conversion Agreement

On October 30, 2025, the Company entered into a Debt Conversion Agreement (the “Integra Pharma DCA”), by and among, the Company, Integra Pharma Solutions, LLC, a Florida limited liability company (“Integra Pharma”), and WoodSage. The Integra Pharma DCA addressed the conversion of indebtedness in the amount of $4,019,859 due to Integra Pharma by WoodSage in connection with the Sale of Goods Agreement by and between Integra Pharma and WoodSage, dated as of August 2023 (the “Sale Agreement”). Under the Integra Pharma DCA, the indebtedness in the among of $4,019,859 was converted into shares of the Corporation’s common stock at a price per share of $0.70 for an aggregate number of shares of 5,742,656 in full satisfaction of the obligations of WoodSage outstanding under the Sale Agreement.

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

Revenues

Wellgistics Health is a holding company specifically formed to hold operating companies. We did not generate any revenue prior to the Wood Sage Acquisition, but now expect to generate all of our revenues through Wellgistics Pharmacy, and Wellgistics LLC. Although Wellgistics Health may add other sources of revenue through the acquisition of other operating companies in the future, Wellgistics Health currently does not have any such plans.

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

Results of Operations

For the Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	September 30,
	2025	2024
Net revenues	$3,012,904	$5,673,868
Cost of revenues	2,781,892	5,152,624
Gross profit	231,012	521,244
General and administrative	30,172,800	1,798,641
Sales and marketing	803,747	-
Depreciation and amortization	802,794	467,423
Total operating expenses	31,779,341	2,266,064
Loss from operations	(31,548,329)	(1,744,820)
Total other income (expense)	(2,769,875)	(122,207)
Net loss	$(34,318,204)	$(1,867,027)

Revenues and Cost of Revenues

Net revenues were $3,012,904 for the three months ended September 30, 2025, compared to $5,673,868 for the same period in 2024, representing a decrease of approximately 47%. The revenue during the current quarter was primarily derived from operations of Wellgistics Pharmacy, which was acquired in August 2024. The decline in revenues was primarily due to the Company’s cash constraints for the majority of the third quarter, which inhibited the Company’s ability to purchase new inventory and delayed shipments in the distribution business.

Cost of revenues for the three months ended September 30, 2025, totaled $2,781,892, compared to $5,152,624 for the same period in 2024. The decrease in cost of revenues is due to the lower sales volume during the period.

Gross Profit for the three months ended September 30, 2025, was $231,012, compared to $521,244 for the same period in 2024, representing a decrease of approximately 56%. The significant decline in gross profit was primarily attributable to lower revenues resulting from reduced sales volumes and the Company’s constrained liquidity position, which limited its ability to procure inventory.

The following is a summary of the disaggregation of revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
Product revenue - distribution services	$2,637,790	$5,484,247
Pharmacy retail sales	172,100	144,166
Third party logistics services	203,014	45,455
Net revenues	$3,012,904	$5,673,868

General and Administrative Expense

General and administrative expenses were $30,172,800 for the three months ended September 30, 2025, compared to $1,798,641 for the three months ended September, 2024. The increase was primarily due to the acquisition of Wellgistics LLC in August 2024 and full-scale operations of the consolidated company in 2025. General and administrative expenses include personnel costs, and professional fees including audit, tax and legal. For the three months ended September 30, 2025, general and administrative expenses also included $25,370,523 of non-cash stock-based compensation consist of $24,300,000 related to the accelerated vesting of 9,000,000 restricted shares granted to the Chief Executive Officer under the Company’s Amended and Restated 2023 Equity Incentive Plan and $1,070,523 related to the issuance of common stock and restricted stock units to directors, employees, and consultants in exchange for services rendered. The Company also recorded a loss of $640,647 related to the satisfaction of its guaranty of a revolving credit note issued by Tollo Health.

Sales and Marketing Expense

Sales and marketing expenses were $803,747 for the three months ended September 30, 2025, compared to $0 for the same period in 2024. The increase reflects the Company’s expanded promotional activities and marketing initiatives following the acquisitions of Wood Sage and Wellgistics. For the three months ended September 30, 2025, Sales and marketing expenses also included $346,000 of non-cash stock-based compensation related to the issuance of common stock to sales and marketing advisors in exchange for services rendered.

Depreciation and Amortization

Depreciation and amortization was $802,794 for the three months ended September 30, 2025, compared to $467,423 for the three months ended September 30, 2024. This included amortization of $763,065 pertaining to intangible assets identified from acquisitions of Wood Sage and Wellgistics, LLC. Depreciation expense of $39,729 relates to fixed assets acquired from the Wellgistics acquisition.

Other Expense, net

Other expense, net for the three months ended September 30, 2025 included total expense of $2,769,875, compared to $122,207 for the same period in 2024. The significant increase was primarily due to interest expense associated with financing activities, a loss on debt extinguishment related to the Wellgistics acquisition, and a one-time loss on guarantee.

Interest expense was $1,425,307 and $137,614 for the three months ended September 30, 2025 and 2024, respectively. Interest expense in 2025 was incurred on Wellgistics Health’s outstanding loans, promissory notes, revolving line of credit, and merchant cash advance agreements.

The Company recognized a loss of $1,353,663 for the three months ended September 30, 2025, in connection with the Eighth Amendment to the Membership Interest Purchase Agreement (“MIPA”) with Wellgistics LLC, executed on July 24, 2025. Under the amendment, the Company increased the principal balance of the related promissory note from $15 million to $17.5 million. The original $15 million promissory note, including $1,146,337 of accrued interest through July 24, 2025, was derecognized and replaced with a new note recorded at the present value of its future cash flows. The resulting difference between the carrying amount of the old debt and the fair value of the new note was recognized as a loss on debt extinguishment for the period.

For the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,
	2025	2024
Net revenues	$21,667,212	$5,718,408
Cost of revenues	20,237,807	5,199,772
Gross profit	1,429,405	518,636
General and administrative	66,205,669	2,448,813
Sales and marketing	1,212,347	-
Depreciation and amortization	2,408,462	467,423
Total operating expenses	69,826,478	2,916,236
Loss from operations	(68,397,073)	(2,397,600)
Total other income (expense)	(5,024,498)	(126,874)
Net loss	$(73,421,571)	$(2,524,474)

Revenues and Cost of Revenues

Net revenues were $21,667,212 for the nine months ended September 30, 2025, compared to $5,718,408 for the same period in 2024. The increase in revenues was primarily attributable to the inclusion of Wellgistics Pharmacy and Wellgistics Tech & Hub operations following the Company’s acquisitions of Wood Sage LLC on June 16, 2024 and Wellgistics LLC on August 30, 2024. The 2025 period reflects a full nine months of post-acquisition activity, while the 2024 period included only limited revenues generated during the post-acquisition period following the August 30, 2024 closing of the Wellgistics acquisition.

Cost of revenues for the nine months ended September 30, 2025 totaled $20,237,807, compared to $5,199,772 for the same period in 2024. The increase primarily reflects the inclusion of cost of sales from the newly acquired subsidiaries and higher purchase volumes associated with expanded distribution activities.

Gross profit for the nine months ended September 30, 2025, was $1,429,405, compared to $518,636 for the same period in 2024, representing an increase of approximately 176%. The increase in gross profit was primarily attributable to the significant rise in revenues following the inclusion of operations from Wellgistics Pharmacy and Wellgistics Tech & Hub, which were acquired as part of the Company’s acquisitions of Wood Sage LLC on June 16, 2024, and Wellgistics LLC on August 30, 2024. The 2025 period reflects a full nine months of post-acquisition activity, whereas the 2024 period included only limited revenues following the August 2024 acquisition. Gross margin decreased to 6.6% for the nine months ended September 30, 2025, from 9.1% in the prior-year period. The significant decline in gross margin was primarily attributable to lower revenues resulting from reduced sales volumes and the Company’s constrained liquidity position, which limited its ability to procure inventory.

These liquidity constraints and the resulting sales impact were concentrated in the third quarter of 2025, when temporary cash flow shortages reduced the Company’s purchasing capacity and led to delayed product shipments. Management expects gross margin to improve as liquidity stabilizes and inventory purchasing normalizes in subsequent quarter.

The following is a summary of the disaggregation of revenue for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Product revenue - distribution services	$20,854,677	$5,484,247
Pharmacy retail sales	364,532	188,706
Third party logistics services	448,003	45,455
Net revenues	$21,667,212	$5,718,408

General and Administrative Expense

General and administrative expenses were $66,205,669 for the nine months ended September 30, 2025, compared to $2,448,813 for the nine months ended September, 2024. The increase was primarily due to the acquisition of Wellgistics LLC in August 2024 and full-scale operations of the consolidated company in 2025. General and administrative expenses include personnel costs, and professional fees including audit, tax and legal. For the nine months ended September 30, 2025, general and administrative expenses also included $53,692,827 of non-cash stock-based compensation consist of $24,300,000 related to the accelerated vesting of 9,000,000 restricted shares granted to the Chief Executive Officer under the Company’s Amended and Restated 2023 Equity Incentive Plan and $29,392,827 related to the issuance of common stock and restricted stock units to directors, employees, and consultants in exchange for services rendered The Company also recorded a loss of $640,647 related to the satisfaction of its guaranty of a revolving credit note issued by Tollo Health, LLC within general and administrative expense.

Sales and Marketing Expense

Sales and marketing expenses were $1,212,347 for the nine months ended September 30, 2025, compared to $0 for the same period in 2024. The increase reflects the Company’s expanded promotional activities and marketing initiatives following the acquisitions of Wood Sage and Wellgistics. For the nine months ended September 30, 2025, sales and marketing expenses also included $746,000 of non-cash stock-based compensation.

Depreciation and Amortization

Depreciation and amortization was $2,408,462 for the nine months ended September 30, 2025, compared to $467,423 for the nine months ended September 30, 2024. This included amortization of $2,289,194 pertaining to intangible assets identified from acquisitions of Wood Sage and Wellgistics, LLC. Depreciation expense of $119,269 relates to fixed assets acquired from the Wellgistics acquisition.

Other Expense, net

Other expenses, net for the nine months ended September 30, 2025 included total expense of $5,024,498, compared to $126,874 for the same period in 2024. The significant increase was primarily due to interest expense associated with financing activities, a loss on debt extinguishment related to the Wellgistics acquisition, and a one-time loss on guarantee.

Interest expense was $3,703,837 and $142,281 for the nine months ended September 30, 2025 and 2024, respectively. Interest expense in 2025 was incurred on Wellgistics Health’s outstanding loans, promissory notes, revolving line of credit, and merchant cash advance agreements.

The Company recognized a loss of $1,353,663 for the nine months ended September 30, 2025, in connection with the Eighth Amendment to the Membership Interest Purchase Agreement (“MIPA”) with Wellgistics LLC, executed on July 24, 2025. Under the amendment, the Company increased the principal balance of the related promissory note from $15 million to $17.5 million. The original $15 million promissory note, including $1,146,337 of accrued interest through July 24, 2025, was derecognized and replaced with a new note recorded at the present value of its future cash flows. The resulting difference between the carrying amount of the old debt and the fair value of the new note was recognized as a loss on debt extinguishment for the period.

Liquidity and Capital Resources

Our future cash needs are expected to include cash for operating activities, working capital, purchases of property and equipment, strategic investments, development, and expansion of facilities. We will fund our operations primarily through the issuance of debt and the sale of equity securities. We expect to generate positive cash flow from the operations in 2025 due to the annual revenue generated from Wood Sage and Wellgistics LLC. In order to proceed with our business plan, we may need to raise additional funds through the issuance of debt, equity or other commercial arrangements that may not be available to us when needed or on terms that we deem favorable. To the extent we raise additional capital through the sale of equity or convertible securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of its strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms.

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

Equity Purchase Agreement

As of September 30, 2025, the Company had issued a total of 3,426,254 shares of common stock pursuant to put notices under the Agreement, resulting in net proceeds of $2,838,787. On August 13, 2025, the Company delivered written notice to the Investor of its election to terminate the Hudson EPA.

September 2025 Offering

On September 29, 2025, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(5) in connection with a public offering of 7,142,862 shares of common stock and warrants to purchase up to 7,142,862 shares of common stock. The warrants are exercisable immediately at $0.70 per share and expire five years from the date of issuance. As of September 30, 2024, the Company had issued total of 7,142,862 shares pursuant to this offering generated net proceeds of approximately $4.53 million, after deducting placement-agent fees and other offering expenses. Management intends to use the proceeds from the offering to strengthen the Company’s working capital position, support ongoing operations, fund marketing initiatives, and pursue potential strategic acquisitions. All warrants remained outstanding as of September 30, 2025.

Debt

Outstanding debt consists of the following:

	September 30,	December 31,
	2025	2024

Merchant cash advance	$1,154,148	$1,259,415
Loan payable	1,132,924	-
Note payable - owners of Wellgistics	5,000,000	5,000,000
Note payable - Integral Health	1,300,000	-
Note payable - third party, net of debt discount	648,411	-
Revolving line of credit	2,973,751	5,531,260
Seller promissory note	-	137,141
Current portion of debt obligations	12,209,234	11,927,816

Merchant cash advance	$-	$55,085
Third party investor	100,000	100,000
Note payable - Integral Health	-	1,300,000
Note payable - owners of Wellgistics	12,500,000	10,000,000
Long-term debt	12,600,000	11,455,085
Total debt	$24,809,234	$23,382,901

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

On October 30, 2025, the Company entered into a Debt Conversion Agreement (the “Integra Health DCA”), by and among the Company, Integra Health Inc., a Florida corporation (“Integra Health”), and WoodSage. The Integra Health DCA addressed the conversion of indebtedness in the amount of $1,300,000 due pursuant to a promissory note issued by WoodSage in favor of Integra Health, dated as of August 22, 2023 (the “Note”). Under the Integra Health DCA, the indebtedness in the among of $1,300,000 was converted into shares of the Company’s common stock at a price per share of $0.70 for an aggregate number of shares of 1,857,143 in full satisfaction of the obligations of WoodSage outstanding under the Note.

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

The MCA Agreement resets the Purchased Amount, repayment terms, and structure under a new contract. The Company is obligated to remit weekly payments of $56,800 until the full Purchased Amount of $2,840,000 is repaid.

The Company accounts for the merchant cash advance as a debt obligation. On restructuring, the Company recorded a liability equal to the full Purchased Amount of $2,840,000, with a corresponding debt discount of $940,000 representing the difference between the repayment obligation and the net proceeds received. During the nine months ended September 30, 2025, the Company made repayments totaling $1,147,363. After considering the net proceeds received of $781,750, the Company recorded a net repayment of $365,613 for the period. In connection with the refinancing of the prior MCA arrangement, the Company recognized a non-cash charge of $205,261 related to the write-off of the remaining unamortized debt discount. This amount is included in interest expense and presented as a non-cash adjustment within the operating section of the Company’s Statement of Cash Flows. The debt discount is being amortized to interest expense over the term of the arrangement. For the three and nine months ended September 30, 2025, interest expense recorded was $281,091 and $668,148, respectively. As of September 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $271,852, was $ 1,154,148.

Loan Payable

On August 26, 2025, the Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC (as Collateral Agent) and Agile Lending, LLC (as Lead Lender) for a secured term loan of $1,300,000 (the “Agile Term Loan”). The loan bears an imputed interest charge of $572,000, resulting in a total repayment obligation of $1,872,000, payable in weekly installments of $58,500 commencing September 3, 2025 through April 8, 2026. The loan carries an effective borrowing cost and does not bear a separately stated interest rate.

At inception, the Company received net proceeds of $500,074 after deduction of (i) repayment of the prior Agile loans originated in May 2025, $459,300 and June 2025, $275,626, and (ii) an administrative agent fee of $65,000. Accordingly, the Company recorded a debt discount of $637,000, representing the difference between the total repayment obligation and the proceeds received. The debt discount is being amortized to interest expense using the effective interest method over the 32-week term of the loan. During the nine months ended September 30, 2025, the Company received total cash proceeds of $1,250,074 from Agile loan arrangements, consisting of proceeds from loans originated in May 2025, July 2025, and August 2025. Total repayments made during the period were $318,260, resulting in net cash received of $931,814, which is presented within financing activities in the Company’s Statement of Cash Flows. In connection with the repayment of the May and July 2025 Agile loans, the Company recognized a non-cash charge of $201,110 related to the write-off of the remaining unamortized debt discount. This amount is included in interest expense and presented as a non-cash adjustment within the operating section of the Statement of Cash Flows. For the three and nine months ended September 30, 2025, the Company recorded interest expense $131,924 and $508,686, respectively. As of September 30, 2025, the carrying amount of the loan, net of the remaining unamortized discount of $505,076, was $ 1,132,924.

Note payable – sellers of Wellgistics, LLC

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

On July 24, 2025, the parties executed the Eighth Amendment to the MIPA, which increased the principal amount of the promissory note from $15.0 million to $17.5 million, modified the repayment schedule $5,000000 principle shall be payable on the first and second anniversaries and $7,500,000 principal shall be payable on the third anniversary, of the effective date of Promissory Note, and resulted in an accounting extinguishment of the original note. As part of the modification, accrued interest of $1,146,337 on the original note was derecognized, and the Company recorded a non-cash loss on debt extinguishment of $1,353,663.

For the three and nine months ended September 30, 2025, the Company recorded total interest expenses of $277,123 related to the amended note. As of September 30, 2025, accrued interest on the note totaled $277,123, which is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. As of September 30, 2025, $5,000,000 of the the amended note was included as a current liability on the consolidated balance sheet and the remaining $12,359,882 was classified as non-current.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the three and nine months ended September 30, 2025, the Company recorded interest expense of $11,210 and $33,232, respectively. For the same periods, the Company recognized amortization of debt discount of $0 and $33,41,1 related to this promissory note. As of September 30, 2025, accrued interest payable on this note was $33,232 and the outstanding principal of $448,411 is classified under current liabilities. As of the issuance date of these financial statements, the parties are currently working on an extension.

On February 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the three and nine months ended September 30, 2025, the Company recorded interest expense of $2,500 and $6,562 related to this note. As of September 30, 2025, accrued interest payable on this note was $6,562, and the outstanding principal of $100,000 is classified under current liabilities.

On February 2, 2025, the Company entered into another unsecured promissory note agreement a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. For the three and nine months ended September 30, 2025, the Company recorded interest expense of $2,500 and $6,562 related to this note. As of September 30, 2025, accrued interest payable on this note was $6,562, and the outstanding principal of $100,000 is classified under current liabilities.

As of September 30, 2024, the $100,000 short-term note entered into in September 2023 with third party investor remains outstanding. The note bears interest at 8% per annum and provides that the lender will be issued 35,000 shares of common stock upon the consummation of a SPAC transaction or merger. For the three and nine months ended September 30, 2024, the Company recorded interest expense of $2,000 and $6,000, respectively related to this note. As of September 30, 2025, accrued interest payable on this note was $17,666, and the outstanding principal of $100,000 is classified under non-current liabilities.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 11.5%, calculated and prorated daily on the daily balance (an aggregate rate of 16.84% per annum). The line of credit is collateralized by accounts receivable and inventory balances. Interest expense related to the line of credit amounted to $262,558 and $876,757 for the three and nine months ended September 30, 2025, respectively. The outstanding balance on the line of credit as of September 30, 2025 and December 31, 2024 was $2,973,751 and $5,531,260 respectively, which is included as a current liability on the condensed consolidated balance sheet.

Seller Promissory Note - Wellgistics

In May 2022, Wellgistics, LLC entered into a promissory note agreement in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC (a subsidiary of Wellgistics LLC). The promissory note bore interest at a rate of 2% per annum and was scheduled to mature on April 1, 2025.

The Company assumed this debt as part of the acquisition of Wellgistics. As of September 30, 2025, the promissory note had been fully repaid, and the outstanding balance was $0, compared to $137,141 as of December 31, 2024. Interest expense related to the promissory note was immaterial for the nine months ended September 30, 2025.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

December 31,
2025 (remaining three months)	$6,062,055
2026	6,247,179
2027	5,000,000
2028	7,500,000
$24,809,234

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities :

	Nine Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(4,561,776)	$1,398,784
Net cash used in investing activities	$(626,144)	$(333,482)
Net cash provided by (used in) financing activities	$8,388,250	$(273,518)
Net change in cash and cash equivalents	$3,200,330	$791,784

Cash from operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $4,561,776, primarily due to our net loss of $72,981,336, partially offset by non-cash expenses of $58,906,317 and $9,953,478 in cash provided in operating assets and liabilities. Non-cash expenses was primary driven by stock-based compensation of $54,438,827, loss on debt extinguishment of $1,353,663, and amortization of intangible assets of $2,289,194. Cash provided by operating assets and liabilities was primarily driven by an increase in accounts payable of $4,101,943 and decrease in accounts receivable of $1,359,834, partially offset by decreases in inventories and increase in accrued expenses.

Net cash provided by operating activities for the nine months ended September 30, 2024 was primarily a result changes in operating assets and liabilities of $3,429,169, partially offset by our net loss of $2,524,474 and non-cash expenses of $494,089.

Cash from investing activities

Net cash used in investing activities for the nine months ended September 30, 2025, was $626,144 due to expenditures made for capitalized software.

Cash from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $8,388,250. This was primarily driven by gross proceeds of $4,000,000 from the issuance of common stock in our IPO, $4,534,053 from the September 2025 public offerings, $2,838,787 from common stock issuances under our equity purchase agreement, $615,000 from promissory notes, and $931,814 from the AGILE debt modification and $20,070,000 from revolving line of credit. These inflows were partially offset by $1,471,141 in offering costs, as well as repayments totaling $22,993,122, which included repayments of the revolving line of credit and merchant cash advance.

Net cash used in financing activities for the nine months ended September 30, 2024 consists of $10,000 Founder’s initial contribution, and $283,518 in offering costs incurred.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness described below.

Description of Material Weakness

Management identified a material weakness in our internal control over financial reporting. Specifically, the Company did not maintain sufficient resources with appropriate accounting expertise to adequately review and account for complex, non-routine transactions. This control deficiency could result in a material misstatement of the Company’s annual or interim financial statements that may not be prevented or detected on a timely basis.

Plan for Remediation

To remediate this material weakness, management is implementing the following measures:

●	Hiring additional accounting personnel with appropriate technical expertise;

●	Enhancing internal review procedures for complex transactions;

●	Providing targeted training to existing finance staff on U.S. GAAP and SEC reporting requirements;

●	Upgrading to NetSuite’s enterprise resource program; and

●	Change of independent registered audit firm.

Management expects these remediation efforts to be completed during fiscal year 2025, subject to the timing of hiring and training.

Changes in Management

Subsequent to September 30, 2025, the Company’s board of directors approved changes in senior management, including the appointment of a new President and changes to the composition of the Board and Audit Committee. Management is currently evaluating the impact of these leadership changes on the Company’s internal control environment and will disclose any material effects on internal control over financial reporting in future filings.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities that we issued during the Nine months ending June 30, 2025, that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”). Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On July 2, 2025, the Company issued 200,000 shares of restricted common stock to Michael Peterson, a member of the Board of Directors. Of these, 66,000 shares vested immediately, while the remaining 134,000 shares are scheduled to vest in equal installments on July 2, 2026, and July 2, 2027.

On July 24, 2025, the Company issued an aggregate of 7,940,118 shares of Common Stock to the sellers of Wellgistics, LLC under the revised Wellgistics MIPA.

On August 4, 2025, the Company issued 243,428 shares of Common Stock to a third party for services rendered to the Company. These shares were issued in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On August 26, 2025, the Company issued an aggregate of 200,000 shares of Common Stock to a third party for services rendered to the Company. These shares were issued in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

As of September 30, 2025, the Company had issued a total of 3,426,254 shares of common stock pursuant to put notices under the Hudson EPA, resulting in net proceeds of $2,838,787.

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

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

WELLGISTICS HEALTH, INC.

	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: November 19, 2025

