Form 10-K
period 2025-12-31
Wellgistics Health, Inc.
filed 2026-03-20
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $27.1 million.

As of March 6, 2026, there were 105,854,108 and 104,871,987 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K, all references to “Wellgistics Health, Inc.,” “we,” “us,” “our” or the “Company” mean Wellgistics Health, Inc.., and its wholly-owned subsidiaries, except where it is made clear that the term means only Wellgistics Health, Inc. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains statements that constitute forward-looking statements that are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or the future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These factors include those set forth below and those disclosed under “Risk Factors”, below. Forward-looking statements in this Annual Report may include, for example, statements about:

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

Our management believes that we will be in a prime position to address prescription spending in the “specialty lite” therapy area while improving patient health outcomes by equipping patients with innovative digital health tools. Our pharmacy business, acquired through the Wood Sage acquisition, has expanded our service coverage area while strengthening its clinical expertise in several key therapeutic categories, including services such as care coordination and patient financial assistance. We anticipates that potential partner relationships will enable the pharmacy business to offer a competitive cash formulary as an alternative option when high insurance deductibles make such formulary economically feasible.

Since acquiring Wellgistics LLC’s wholesale operations, we intend to expand our wholesale activities by continuing to partner with existing, and establishing new, manufacturer relationships. These relationships will help provide sales and clinical education support to pharmacies purchasing pharmaceutical products. Our planned wholesale operations will help us strategically identify opportunities to wholesale products that are normally not carried by the three largest wholesalers in the U.S. Furthermore, these wholesale activities should help us enter exclusive or semi-exclusive relationships based on a time period to support revenue maximization. We anticipates that new partnerships with group purchasing organizations “GPOs” will be effective, as such partnerships increase the business division’s visibility with many of our member pharmacies.

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

Our management believes DelivMeds’ digital pharmacy concept with hub services will be able to provide the following benefits to partner pharmacies who join the DelivMeds’ network:

●	Streamlined Workflow: A key differentiator when compared to other applications or programs claiming to have similar capabilities as DelivMeds is workflow system integration. DelivMeds integrates with pharmacies’ PMS systems in conjunction with workflow processes to provide an interoperable solution, resolves PAs before the prescription is sent to pharmacy, provides copay collection which is 100% pass through and coordinating the order delivery;
●	Increased Revenue: Participation in the network will enable pharmacies to receive additional prescriptions outside of their normal patient base. An increase in prescription count will lead to an increase in revenue. Many of the services provided by DelivMeds also eliminate overhead expenses through automation and patient engagement via the app;
●	Larger Patient Diversification: Opportunity to scale and reach more patients that may not have heard of the pharmacy. Through the proprietary “smart” pharmacy algorithm, pharmacies are presented to patients based off of their merit and services rendered; and
●	Additional Renumeration Opportunities: Every prescription dispensed through the network partners will have an opportunity to engage in clinical education services via tele-pharmacy. These consultations provide a unique renumeration opportunity to bill for clinical services with our easy-to-use technology.

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

●	Our limited operating history as a combined company and our evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.
●	Wellgistics Health may experience difficulties in integrating the operations of Wellgistics LLC and Wood Sage thereby hindering Wellgistics Health from realizing the expected benefits of these transactions.
●	Reductions in third-party reimbursement levels, from private or governmental agency plans, and potential changes in industry pricing benchmarks for prescription drugs could materially and adversely affect Wellgistics Health’s results of operations.
●	A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, increased offering of specialty products, direct and indirect remuneration, “DIR” fees, mail order pharmacy steering, and programs could adversely affect Wellgistics Health’s results of operations.
●	Wellgistics Health will derive a portion of its sales from prescription drug sales reimbursed by pharmacy benefit management companies and Wellgistics Health’s participation in the pharmacy provider networks of these companies may be restricted or terminated.
●	Wellgistics Health could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

●	Consolidation and strategic alliances in the healthcare industry could adversely affect Wellgistics Health’s business operations, competitive positioning, financial condition and results of operations.
●	Changes in economic conditions could adversely affect consumer/client buying practices and market adoption of Wellgistics Health’s DelivMeds mobile application and the accompanying revenues to premium access/services.
●	Inflationary pressures could have a material impact on Wellgistics Health’s business and operations.
●	The industries in which Wellgistics Health will operate are highly competitive and constantly evolving and changes in market dynamics could adversely impact us.
●	If Wellgistics Health does not successfully create and implement relevant omni-channel experiences for Wellgistics Health’s customers, Wellgistics Health’s businesses and results of operations could be adversely impacted.
●	Wellgistics Health may be unable to achieve Wellgistics Health’s environmental, social and governance goals.
●	Wellgistics Health’s business results will depend on Wellgistics Health’s ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives through Wellgistics Health’s healthcare ecosystem.
●	Disruption in Wellgistics Health’s global supply chain could negatively impact Wellgistics Health’s businesses.
●	Wellgistics Health’s business and operations will be subject to risks related to climate change.
●	Wellgistics Health’s business is primarily focused on certain therapeutic targets, making it vulnerable to risks associated with having therapeutically concentrated operations.
●	Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on Wellgistics Health’s future performance.
●	We are highly dependent on the continued service of our directors and officers, whose financial interests may conflict with the interests of investors.
●	Failure to renew facility leases in a timely manner could have an adverse impact on Wellgistics Health’s business operations.
●	Wellgistics Health may not be able to maintain business, scale for growth, renew pharmacy and wholesale state licenses, and retain commercial and federal contracts while preventing restrictions and termination.
●	Wellgistics Health’s relationships with Wellgistics Health’s primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships for Wellgistics Health’s wholesale and hub technology platform entities will be critical to Wellgistics Health’s success.
●	Wellgistics Health will outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.
●	Wellgistics Health may not be successful in executing elements of Wellgistics Health’s business strategy, which may have a material adverse impact on Wellgistics Health’s business and financial results.
●	Wellgistics Health’s growth strategy is partially dependent upon Wellgistics Health’s ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.
●	Businesses acquired by Wellgistics Health could experience losses or liabilities that would result in a material adverse effect on Wellgistics Health’s business operations, results of operation and financial condition.
●	Wellgistics Health may make investments in companies over which Wellgistics Health does not have sole control and some of these companies may operate in sectors that differ from Wellgistics Health’s operations and have different risks.
●	The success of Wellgistics Health’s hub technology platform and clinical services depends on the willingness of participants in the network of independent partner pharmacies to continue receiving prescriptions and enrolling in a-la-carte services for outsourced work.
●	A significant disruption in Wellgistics Health’s information technology and computer systems or those of businesses Wellgistics Health relies on could harm Wellgistics Health.
●	Privacy and data protection laws will increase Wellgistics Health’s compliance burden and any failure to comply could harm Wellgistics Health.

●	Wellgistics Health and businesses with which Wellgistics Health will interact may experience cybersecurity incidents and might experience significant computer system compromises or data breaches.
●	Wellgistics Health will be subject to electronic payment-related and other financial services risks that could increase Wellgistics Health’s operating costs, expose Wellgistics Health to fraud or theft, subject Wellgistics Health to potential liability and potentially disrupt Wellgistics Health’s business operations.
●	Wellgistics Health and its subsidiaries have, and entities that Wellgistics Health may acquire could have, significant outstanding debt. The debt and associated payment obligations of Wellgistics Health and its current and future subsidiaries could significantly increase in the future if Wellgistics Health and its current or future subsidiaries incur additional debt and do not retire existing debt.
●	Wellgistics Health’s quarterly results may fluctuate significantly based on seasonality and other factors.
●	Wellgistics Health has a substantial amount of goodwill and other intangible assets which could, in the future, become impaired and result in material non-cash charges to Wellgistics Health’s results of operations. Wellgistics Health may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations, and stock price.
●	Acquisitions Wellgistics Health pursues in its industry and related industries could result in operating difficulties, dilution to Wellgistics Health’s stockholders and other consequences harmful to Wellgistics Health’s business.
●	Wellgistics Health may incur non-cash impairment charges in the future associated with its portfolio of intangible assets, including goodwill.
●	Wellgistics Health’s level of debt may negatively impact its liquidity, restrict its operations and ability to respond to business opportunities, and increase its vulnerability to adverse economic and industry conditions, especially given that Wellgistics Health’s bank debt contains a variable interest rate component based on its corporate credit ratings.
●	Wellgistics Health’s existing credit agreement and any other credit or similar agreements into which Wellgistics Health may enter in the future may restrict its operations, particularly Wellgistics Health’s ability to respond to changes or to take certain actions regarding its business.
●	Wellgistics Health’s business is subject to substantial governmental regulation.
●	Changes in the healthcare industry and regulatory environments may adversely affect Wellgistics Health’s businesses.
●	Wellgistics Health will be exposed to risks related to litigation and other legal proceedings.
●	A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on Wellgistics Health’s reputation and profitability.
●	Wellgistics Health could be adversely affected by product liability, product recall, personal injury or other health and safety issues.
●	Wellgistics Health could be subject to adverse changes in tax laws, regulations and interpretations or challenges to Wellgistics Health’s tax positions.
●	Despite the actions Wellgistics Health will take to defend and protect its intellectual property, Wellgistics Health may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its solutions. Wellgistics Health’s efforts to protect and enforce its intellectual property rights and prevent third parties from violating its rights may be costly.
●	Third-party claims that Wellgistics Health is infringing intellectual property, whether successful or not, could subject it to costly and time-consuming litigation or expensive licenses, and its business could be adversely affected.
●	Wellgistics Health’s intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on Wellgistics Health’s ability to prevent others from commercially exploiting products similar to Wellgistics Health’s.
●	In addition to patented technology, Wellgistics Health will rely on its unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.

●	Wellgistics Health may be subject to damages resulting from claims that it or its current or former employees have wrongfully used or disclosed alleged trade secrets of its employees’ former employers. Wellgistics Health may be subject to damages if its current or former employees wrongfully use or disclose Wellgistics Health’s trade secrets.
●	Wellgistics Health will incur increased costs as a result of operating as a public company, and its management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.
●	Wellgistics Health’s management team has limited experience managing a public company.
●	Wellgistics Health’s ability to be successful will depend upon the efforts of Wellgistics Health’s board of directors and key personnel and the loss of such persons could negatively impact the operations and profitability of Wellgistics Health’s business.
●	Delaware State Law includes anti-takeover provisions.
●	Claims for indemnification by Wellgistics Health’s directors and officers may reduce Wellgistics Health’s available funds to satisfy successful third-party claims against Wellgistics Health and may reduce the amount of money available to Wellgistics Health.
●	If securities or industry analysts do not publish or cease publishing research or reports about Wellgistics Health, its business, or its market, or if they change their recommendations regarding Wellgistics Health’s securities adversely, the price and trading volume of Wellgistics Health’s securities could decline.
●	There can be no assurance that Wellgistics Health Common Stock will be approved for listing on Nasdaq or, if approved, will continue to be so listed, or that Wellgistics Health will be able to comply with the continued listing standards of Nasdaq.
●	If and when our Common Stock is publicly traded, it may be subject to the penny stock rules which may make it more difficult to sell our Common Stock.
●	An active market for Wellgistics Health’s securities may not develop, which would adversely affect the liquidity and price of Wellgistics Health’s securities.
●	The market price of Wellgistics Health Common Stock may decline as a result of sales, or perceived sales, by Wellgistics Health in the public market or otherwise.
●	Future sales, or the perception of future sales, by Wellgistics Health or its stockholders in the public market could cause the market price for Wellgistics Health Common Stock to decline.
●	Wellgistics Health qualifies as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act. If Wellgistics Health takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, Wellgistics Health’s securities may be less attractive to investors and, therefore, may make it more difficult to compare Wellgistics Health’s performance with other public companies.
●	Certain existing stockholders acquired our securities at a price below the current trading price of such securities and may experience a positive rate of return based on the current trading price.

Risk Factors

Risks Related to Our Business

Our limited operating history as a combined company and our evolving business make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

We were incorporated in 2022 for the purpose of acquiring and integrating various companies in the health care industry. Our limited operating history and rapidly evolving business make it difficult to evaluate our current business, future prospects and plan for growth. We will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and heavily regulated industries, such as attracting new customers to our products and services; retaining customers and encouraging them to utilize new products and services that we make available; competition from other companies; hiring, integrating, training and retaining skilled personnel; developing new solutions; determining prices for our solutions; unforeseen expenses; challenges in forecasting accuracy; and new or adverse regulatory developments affecting aspects of the aerospace and defense industry. Further, because we depend, in part, on market acceptance of our newer and future products and services, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. If we have difficulty launching new products or services, then our reputation may be harmed and our business, financial condition and results of operations may be adversely affected. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating as a combined company, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

Wellgistics Health will derive a portion of Wellgistics Health’s sales from prescription drug sales reimbursed through prescription drug plans administered by PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Changes in pricing and other terms of Wellgistics Health’s contracts with PBM companies can significantly impact Wellgistics Health’s results of operations. There can be no assurance that Wellgistics Health will participate in any particular PBM company’s pharmacy provider network in any particular future time period or on terms reasonably acceptable to Wellgistics Health. If Wellgistics Health’s participation in the pharmacy provider network for a prescription drug plan administered by one or more of the large PBM companies is restricted or terminated, Wellgistics Health expects that Wellgistics Health’s sales would be adversely affected, at least in the short-term. If Wellgistics Health is unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, Wellgistics Health’s operating results could be materially and adversely affected. If Wellgistics Health exits a pharmacy provider network and later resumes participation, there can be no assurance that Wellgistics Health will achieve any particular level of business on any particular pace, or that all clients of the PBM company will choose to include us again in the pharmacy network for their plans, initially or at all. In addition, in such circumstances Wellgistics Health may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by such plans. .

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

Digital pharmacies both national and regional have been increasingly entering the market over the course of the last decade with well-known players such as Roman, Lemonaid Health, ForHims, TruePill, and Amazon’s acquisition of PillPack. At the regional level, Wellgistics Health has seen the emergence of companies like Capsule, Alto, and many others outlined below looking to penetrate markets and gain access to lives by looking for additional points of differentiation. The competitive healthcare landscape along with macroeconomic pressures has also seen increased chapter 11 filings for bankruptcy and or other means of dissolution including Medley, NowRx, AmazonCare, Haven (i.e., joint venture of Amazon, Berkshire Hathaway, and JPMorgan Chase) over recent years. Many of these companies leverage access to telehealth services and backend partnerships with mail order pharmacies to provide consumers with cash-paying models for access to niche services. The evolution of centralized digital patient support networks with network pharmacies has also recently been gaining steam.

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

The portion of total consumer expenditures from various business sectors completing online shopping has drastically changed over the last two decades. Wellgistics Health is seeing a complete paradigm shift, as consumer sentiment and behavior has moved towards mobile application use. The COVID-19 pandemic was the accelerant, and Wellgistics Health expects this pace of increase exponentially. Consumers are now able to have more have more and more services delivered to their homes or work and more recently Wellgistics Health is seeing this same push with healthcare services. Moreover, prescription related deliveries have become the new normal versus waiting for pharmacy pick-up which is often not as efficient or convenient for this everchanging mindset and expectation of the consumer.

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

Our common stock is subject to a Nasdaq minimum bid price deficiency notice, and failure to regain compliance could result in the delisting of our common stock from The Nasdaq Capital Market.

On December 10, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Staff notifying us that the closing bid price of our common stock had fallen below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) for the 30 consecutive business day period between October 27, 2025 and December 9, 2025. We were granted an initial compliance period of 180 calendar days, or until June 8, 2026, to regain compliance with the Bid Price Rule.

To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to June 8, 2026. If we do not regain compliance within the initial compliance period, we may be eligible for an additional 180-day compliance period, provided we meet all applicable continued listing requirements and notify Nasdaq of our intention to cure the deficiency, including through a reverse stock split if necessary. If we are unable to regain compliance during any applicable compliance period, our common stock will be subject to delisting from The Nasdaq Capital Market, at which point we may appeal the delisting determination to a Nasdaq hearings panel.

A delisting of our common stock from The Nasdaq Capital Market could have significant adverse consequences, including:

●	a reduction in the liquidity and market price of our common stock;
●	a limited availability of market quotations for our common stock;
●	a reduced level of trading activity in the secondary market for our common stock;
●	a diminished ability to raise additional capital through equity offerings on favorable terms, or at all;
●	a potential loss of confidence by customers, suppliers, employees, and business partners; and
●	potential difficulties in retaining or attracting key personnel.

If our common stock were delisted, it may be traded on the OTC Markets or another over-the-counter trading platform, which could further reduce liquidity and investor confidence. There can be no assurance that we will regain compliance with the Bid Price Rule, that we will remain eligible for any additional compliance period, or that we will maintain compliance with any other Nasdaq continued listing requirements. The outcome of any appeal to a Nasdaq hearings panel, if necessary, is uncertain.

We are involved in litigation with former management relating to equity awards, and the outcome of this matter could adversely affect our financial condition.

We have initiated litigation against certain former members of management seeking, among other things, rescission and cancellation of certain equity awards and related arrangements. As of December 31, 2025, obligations associated with these arrangements are reflected as liabilities on our balance sheet in the aggregate amount of approximately $[17.5 million].

Litigation is inherently uncertain, and we cannot predict the outcome or timing of this matter. If we are unsuccessful, we may be required to satisfy these obligations, which could have a material adverse effect on our financial condition, liquidity and results of operations. In addition, the litigation process may result in significant legal expenses and diversion of management’s attention.

Although a favorable outcome could result in the reversal of all or a portion of these liabilities, no assurance can be given that we will prevail.

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

Our directors and officers, have years of significant experience in the pharmaceutical industry and other sectors related to our business. Our success depends upon the continued service of these directors and officers. The loss of any of these directors and officers might significantly delay or prevent the achievement of our business objectives and could materially harm our business, financial condition and results of operations.

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

Wellgistics Health’s ability to successfully implement Wellgistics Health’s comprehensive strategy of leveraging product warehousing/distribution while simultaneously facilitating the hub technology platform to transfer prescriptions to Wellgistics Health’s network of independent partner pharmacies will be crucial to Wellgistics Health’s operations and financial condition. Wellgistics Health’s wholesale operations will enable pharmaceutical companies to have a single entity for contracting which assists with minimizing product returns and eliminates chargebacks. Now that the Wellgistics LLC Acquisition has closed, Wellgistics Health’s warehouse’s distribution capabilities assist manufacturers with preventing inventory loss in the form of having to sell short-dated products at a lower margin and or potentially destroy expired and unusable products. Wellgistics Health’s portfolio of products along with Wellgistics Health’s sales strategy will enable Wellgistics Health to move niche specialty products that have a distinct place in the market and help maximize returns.

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

For certain payment methods, including credit and debit cards, Wellgistics Health will pay interchange and other fees, which could increase over time and raise Wellgistics Health’s operating costs. Wellgistics Health will rely on third parties such as Stripe to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. Wellgistics Health will not store credit card information on file for Wellgistics Health’s mobile technology to remain in PCI compliance, however, Wellgistics Health’s other business entities may store this information on file for clients, partners, and vendors. If these companies become unable to provide these services, or if their systems are compromised, it could disrupt Wellgistics Health’s business. The payment methods that Wellgistics Health will offer also subject Wellgistics Health to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. If Wellgistics Health fails to comply with applicable rules or requirements, or if data is compromised due to a breach or misuse of data relating to Wellgistics Health’s payment systems, Wellgistics Health may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or Wellgistics Health’s ability to accept or facilitate certain types of payments could be impaired. In addition, Wellgistics Health’s reputation could suffer, and Wellgistics Health’s customers could lose confidence in certain payment types, which could result in higher costs and/or reduced sales and materially and adversely affect Wellgistics Health’s results of operations.

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

Wellgistics Health and Wood Sage are holding companies with no business operations of their own. Their assets primarily consist of direct ownership interest in, and their business is conducted through, subsidiaries which are separate legal entities. As a result, they are dependent on funding from their investors and operating subsidiaries to pay dividends and meet their debt obligations. As of December 31, 2025, the outstanding debt and credit obligations of Wellgistics Health and its subsidiaries was $23.3 million. Wellgistics Health’s subsidiaries may continue to experience negative cash flows and be restricted in their ability to pay cash dividends or to make other distributions to Wellgistics Health, which may limit the payment of cash dividends or other distributions to the holders of Wellgistics Health’s Common Stock. Credit facilities and other debt obligations of Wellgistics Health, as well as statutory provisions, may further limit the ability of Wellgistics Health and its subsidiaries to pay dividends. Payments to Wellgistics Health by its subsidiaries are also contingent upon the subsidiaries’ earnings, if any, and business considerations. Future dividends to Wellgistics Health will be determined based on earnings, if any, capital requirements, financial condition and other factors considered relevant by its board of directors.

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

As a result of the Wood Sage Acquisition and the Wellgistics Acquisition, Wellgistics Health has significant goodwill and other acquired intangible assets on its consolidated balance sheet. Goodwill and intangible assets, net, accounted for approximately 80% of the total assets on its consolidated balance sheet as of December 31, 2025. Wellgistics Health tests goodwill for impairment annually as of December 31 of each year and Wellgistics Health tests goodwill and intangible assets, net, for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of such assets may no longer be recoverable. It is possible Wellgistics Health may incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on Wellgistics Health’s results of operations.

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

Health Information Privacy and Security Standards

The privacy and data security regulations under HIPPA, as amended, contain detailed requirements concerning (1) the use and disclosure of individually identifiable PHI; (2) computer and data security standards regarding the protection of electronic PHI including storage, utilization, access to and transmission; and (3) notification to individuals and the federal government in the event of a breach of unsecured PHI. HIPAA covered entities and business associates must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. Violations of the HIPAA privacy and Security Rules may result in civil and criminal penalties. In the event of a breach, a HIPAA covered entity must promptly notify affected individuals of a breach. All breaches must also be reported to the federal government. Where a breach affects more than 500 individuals, additional reporting obligations apply. In addition to federal enforcement, State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and Security Rules, obtain damages on behalf of state residents, and enjoin further violations. Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. We expect increased federal and state privacy and security enforcement efforts.

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

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect Wellgistics Health’s results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the U.S. and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. In addition, the IRA took effect in 2023. The IRA includes, among other things, policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. For example, the IRA requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies, particularly as to the launch of Wellgistics Health’s new products. The IRA could have the effect of reducing the prices Wellgistics Health can charge and reimbursement Wellgistics Health receives for Wellgistics Health’s products, thereby reducing Wellgistics Health’s profitability.

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

The trading market for Wellgistics Health’s securities will be influenced by the research and reports that industry or securities analysts may publish about Wellgistics Health, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on Wellgistics Health. If no securities or industry analysts commence coverage of Wellgistics Health, Wellgistics Health’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover Wellgistics Health change their recommendation regarding Wellgistics Health Common Stock adversely, or provide more favorable relative recommendations about Wellgistics Health’s competitors, the price of shares of Wellgistics Health Common Stock would likely decline. If any analyst who may cover Wellgistics Health were to cease coverage of Wellgistics Health or fail to regularly publish reports on it, Wellgistics Health could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

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

Furthermore, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. Certain companies have at times experienced extreme price run-ups followed by rapid price declines and high volatility unrelated or disproportionate to the operating performance of the particular companies affected. Recently, this has especially been seen with companies conducting an initial public offering, particularly among companies with smaller public floats. The trading prices and valuations of these stocks, and of our securities, may not be predictable and may make it difficult for prospective investors to assess the rapidly changing value of our securities. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Wellgistics Health could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future..

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

We have not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors has oversight responsibility for our overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. We recently obtained SOC-II Type 1 compliance on March 18, 2025. During the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

We are not currently involved in any legal proceedings, except as described below. From time to time, we may become a party to various legal actions and complaints arising in the ordinary course of business. In addition to commitments and obligations in the ordinary course of business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. It is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Dispute with Former Management

On October 10, 2025, the Company initiated litigation in the Circuit Court of the Thirteenth Judicial Circuit in and Hillsborough County, Florida against certain former officers and/or directors of the Company (collectively, the “Former Management Parties”). The complaint asserts claims including, among others, breach of the fiduciary duty of loyalty, breach of contract, tortious interference with a contract, tortious interference with business relationships, and other applicable claims, arising out of the Former Management Parties’ efforts to threaten harm the Company as leverage to force the retraction of a vote of the majority shareholders.

On December 10, 2025, Defendants filed a motion to compel arbitration of all claims in the suit. The Company does not agree that all the claims in the suit are subject to mandatory arbitration, and filed an opposition to that motion on December 22, 2025. A hearing is currently scheduled on the motion to compel arbitration for April 27, 2026.

While the Company believes it has meritorious claims, litigation is inherently uncertain, and there can be no assurance regarding the outcome or timing of resolution.

In January 2026, the Company has also served a notice of claims against the Former Management Parties for misrepresentations and omissions of material fact in connection with an acquisition of certain limited liability company membership interests, which that resulted in, among other things, supposed promises of equity and related arrangements to such individuals. The Company intends to seek, among other relief, rescission and cancellation of any purported commitments related to or resulting from the misrepresentations and omissions, as well as related equitable and monetary remedies.

As of December 31, 2025, obligations associated with these arrangements are reflected as liabilities on the Company’s consolidated balance sheet in the aggregate amount of approximately $17,500,000.

Because the potential resolution of this matter may result in a gain contingency, no amounts have been recognized in the accompanying consolidated financial statements for any potential recovery or reduction of the recorded liability. If the Company prevails in the litigation, all or a portion of the recorded liability may be reversed in a future period. The Company will continue to evaluate this matter and will adjust the related liability, if appropriate, based on developments in the litigation.

See Note 13 to the consolidated financial statements for additional information regarding this matter.

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

Common Stock and Preferred Stock Outstanding and Holders of Record

As of March 6, 2026, we had 105,854,108 shares of common stock outstanding, held by 46 stockholders of record, not including holders who hold their shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this Annual Report on Form 10-K.

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

Recent Sales of Unregistered Securities

Between March 21, 2025, and March 27, 2025, we issued 19,764,108 shares of restricted stock under the Wellgistics Health, Inc. Amended and Restated 2023 Equity Incentive Plan (the “Plan”) to the following individuals:

●	600,000 shares to the Company’s independent directors, with 198,000 shares vesting immediately and the remainder vesting in equal amounts on March 4, 2026, and March 4, 2027;
●	8,164,494 shares to the Company’s non-independent directors, with each share vesting immediately;
●	503,158 shares to certain employees, with 15,000 shares vesting immediately, 116,942 vesting on October 1, 2025, 126,942 vesting on October 1, 2026, 126,942 vesting on October 1, 2027, 58,666 vesting on October 1, 2028, and 58,666 vesting on October 1, 2029;
●	9,000,000 shares to the Company’s chief executive officer, which vest upon the achievement of certain financial metrics for the fiscal years ending December 31, 2025, 2026, and 2027, with the first vesting opportunity occurring during the first quarter 2026;
●	223,333 shares to former employees, with each share vesting over three years and
●	1,273,123 shares to consultants or advisers, with 1,041,123 shares vesting immediately and the remainder vesting in equal amounts over 3 years.

On April 11, 2025, the Company issued 152,000 shares of common stock as a commitment fee to Hudson Global Ventures, LLC pursuant to an equity purchase agreement.

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

On July 24, 2025, the Company issued an aggregate of 7,940,118 shares of Common Stock to the sellers of Wellgistics, LLC in partial settlement of due to seller under the revised Wellgistics MIPA.

On August 4, 2025, the Company issued 243,428 shares of Common Stock to a third party for advisory services rendered to the Company. These shares were issued in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On August 26, 2025, the Company issued an aggregate of 200,000 shares of Common Stock to a third party for marketing services rendered to the Company. These shares were issued in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On October 30, 2025, the Company issued 5,742,656 shares of Common stock to Blue Cap Acquisition LLC, converting an outstanding indebtedness of $4,019,859 attributable to Integra Pharma Solutions, LLC.

On October 30, 2025, the Company issued 1,857,143 shares of Common stock to Blue Cap Acquisition LLC, converting an outstanding indebtedness of $1,300,000 attributable to Integra Health Inc.

During the year ended December 31, 2025, the Company issued 3,426,254 shares of common stock in connection with put notices submitted under the Hudson Equity Purchase Agreement (the “Hudson EPA”), generating net proceeds of $2,838,787. The Hudson EPA was subsequently terminated by the Company, effective August 13, 2025.

Company Purchases of Equity Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report of Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” We have no obligation to update any of these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Form 10-K. Unless the context otherwise requires, references in this section to “the company”, “we,” “us,” “our,” “Wellgistics Health” refer to Wellgistics Health, Inc. after giving effect to the Wood Sage and Wellgistics, LLC Acquisition.

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

Prior to closing the Wood Sage Acquisition, Wellgistics Health did not generate revenues. Upon closing of the Wood Sage Acquisition and the Wellgistics Acquisition, our revenues are derived from (i) pharmaceutical dispensing of products, (ii) care management services we deliver to patients and offer to pharmaceutical manufacturing clients, and (iii) SaaS fees for use of our platform technology services, and (iv) product procurement and distribution to independent pharmacies. We closed the Wood Sage Acquisition in June 2024 and closed the Wellgistics Acquisition in August 2024. However, while Wellgistics Health, Wood Sage, and Wellgistics LLC previously were separate entities, each of the three companies have shared common office space, comarketed solutions to the marketplace, and leveraged financial and back-office support prior to June 2024

Our ability to source and distribute pharmaceutical products to our pharmacy and network of independent pharmacy partners throughout the U.S. will adequately position us to negotiate greater discounts based on market share. Our digital pharmacy, including its hub and clinical services technology platform, will be poised to add significant value in this key specialty-lite market by providing patients access and convenience, while providing partners with ready-to-go market solutions with big data.

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

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, facility costs not otherwise included in research and development expenses. Following Wellgistics Health’s registration as a public company, also include public company expenses such as costs associated with compliance with the rules and regulations of the SEC and the stock exchange.

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

Nasdaq Minimum Bid Price Deficiency

On December 10, 2025, the Company received a deficiency letter from the Nasdaq Listing Qualifications Staff notifying the Company that the closing bid price of its common stock had fallen below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) for the 30 consecutive business day period between October 27, 2025 and December 9, 2025. The Company was granted an initial compliance period of 180 calendar days, or until June 8, 2026, to regain compliance.

To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to June 8, 2026. If the Company does not regain compliance within the initial compliance period, it may be eligible for an additional 180-day compliance period, provided it meets all applicable continued listing requirements and notifies Nasdaq of its intention to cure the deficiency, including through a reverse stock split if necessary.

If the Company is unable to regain compliance with the Bid Price Rule during any applicable compliance period, its common stock will be subject to delisting from The Nasdaq Capital Market. A delisting of the Company’s common stock could significantly reduce the liquidity of the Company’s shares, limit its ability to raise capital through equity offerings, and have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company is currently evaluating its options to regain compliance; however, there can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any other Nasdaq continued listing requirements.

Results of Operations

For Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

	Year Ended
	December 31,
	2025	2024
Net revenues	$23,337,860	$18,128,831
Cost of revenues	29,764,279	16,361,517
Gross profit	(6,426,419)	1,767,314
General and administrative	70,332,827	6,797,782
Sales and marketing	1,224,521	-
Depreciation and amortization	3,211,064	1,114,664
Goodwill and intangible assets impairment	12,554,266	-
Total operating expenses	87,322,678	7,912,446
Loss from operations	(93,749,097)	(6,145,132)
Total other income (expense)	(7,525,433)	(711,094)
Net loss	$(101,274,530)	$(6,856,226)

Revenues and Cost of Revenues

Net revenues for the year ended December 31, 2025, were $23,337,860 compared to $18,128,831 for the year ended December 31, 2024. The increase in revenues was primarily driven by the inclusion of Wellgistics Pharmacy and Wellgistics Tech & Hub operations following the Company’s acquisitions of Wood Sage LLC on June 16, 2024 and Wellgistics LLC on August 30, 2024. The year ended December 31, 2025 reflects a full twelve months of post-acquisition activity, whereas the prior-year period included only limited revenues generated following the August 30, 2024 closing of the Wellgistics acquisition..

Cost of revenues for the year ended December 31, 2025, totaled $29,764,279, compared to $16,361,517 for the year ended December 31, 2024. The increase was primarily attributable to the full-year inclusion of cost of sales from the acquired subsidiaries, compounded by liquidity constraints that restricted the Company’s ability to procure inventory efficiently. Additionally, the Company’s constrained liquidity position limited its ability to procure inventory at favorable terms, resulting in higher per-unit costs and contributing to cost of revenues exceeding net revenues for the period. Furthermore, the Company wrote off approximately $6.0 million in aged inventory.

Gross profit for the year ended December 31, 2025, was a gross loss of $(6,426,419), compared to gross profit of $1,767,314 for the year ended December 31, 2024. The shift to a gross loss was primarily the result of cost of revenues exceeding net revenues during the period. This was driven by liquidity constraints that restricted the Company’s ability to procure inventory efficiently, caused delays in product shipments, and prevented the Company from achieving the purchasing scale necessary to improve margins. Furthermore, the Company created a reserve for approximately $6.0 million in aged inventory. As a result, gross margin declined to (27.5)% for the year ended December 31, 2025, from 9.7% in the prior-year period.

These liquidity constraints and the resulting sales impact were most pronounced in the second half of 2025, when temporary cash flow shortages reduced the Company’s purchasing capacity and led to delayed product shipments. Management expects gross margin to improve as liquidity stabilizes and inventory purchasing normalizes in the upcoming years.

The following is a summary of the disaggregation of revenue for the year ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Product revenue - distribution services	$21,868,748	$17,669,468
Pharmacy retail sales	865,695	352,363
Third party logistics services	603,417	107,000
Net revenues	$23,337,860	$18,128,831

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2025, were $70,332,827, compared to $6,797,782 for the year ended December 31, 2024. The significant increase was primarily driven by $54,048,525 of non-cash stock-based compensation recognized during the period. The remainder of the increase reflects the full-year consolidation of Wellgistics LLC and its subsidiaries following the August 2024 acquisition, including personnel costs and professional fees such as audit, tax, and legal services.

Of the $54,794,525 in non-cash stock-based compensation, $24,300,000 related to the accelerated vesting of 9,000,000 restricted shares granted to the Chief Executive Officer pursuant to the Company’s Amended and Restated 2023 Equity Incentive Plan. The remaining $29,748,525 related to the issuance of common stock and restricted stock units to directors, employees, and consultants in exchange for services rendered during the year.

Additionally, general and administrative expenses for the year ended December 31, 2025 included a loss of $140,647 recognized in connection with the Company’s satisfaction of its guaranty obligation under a revolving credit note issued by Tollo Health, LLC. This item is non-recurring in nature and is reflected within general and administrative expenses in the accompanying consolidated statements of operations.

Sales and Marketing Expense

Sales and marketing expenses were $1,224,521 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The increase reflects the Company’s expanded promotional activities and marketing initiatives following the acquisitions of Wood Sage and Wellgistics. For the year ended December 31, 2025, Sales and marketing expenses also included $746,000 of non-cash stock-based compensation related to the issuance of common stock to sales and marketing advisors in exchange for services rendered.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2025, totaled $3,211,064, compared to $1,114,664 for the year ended December 31, 2024. The increase reflects the full twelve months of activity in the 2025 period, compared to only a partial post-acquisition period in 2024 following the closings of the Wood Sage LLC and Wellgistics LLC acquisitions. Of the total depreciation and amortization expense, $3,052,260 for the year ended December 31, 2025, and $1,047,048 for the year ended December 31, 2024, related to the amortization of intangible assets identified and recorded in connection with those acquisitions. The remaining $158,804 and $67,616 for the years ended December 31, 2025 and 2024, respectively, represented depreciation of fixed assets acquired as part of the Wellgistics LLC acquisition.

Goodwill and Intangible Assets Impairment

For the year ended December 31, 2025, the Company recognized a non-cash impairment charge of $12,554,266 related to goodwill and intangible assets arising from the acquisitions of Wood Sage LLC and Wellgistics LLC in 2024. As part of its annual impairment review, the Company tested the carrying value of goodwill and identifiable intangible assets, including customer relationships and trademarks, against their estimated fair values.

Of the total impairment charge, $2,026,006 related to the write-down of goodwill, attributable to the Wellgistics distribution acquisition. The remaining $10,528,260 related to the impairment of identifiable intangible assets, consisting of $5,314,027 attributable to customer relationships, $4,565,048 attributable to trademarks, both arising from the Wellgistics distribution acquisition, and $649,185 attributable to capitalized software associated with the Wellgistics Tech & Hub operations.

The impairment charge reflects a decline in the estimated fair value of these assets, driven primarily by lower-than-expected future cash flows from the acquired businesses. As a result of this testing, the carrying values of the affected goodwill and intangible assets were written down to their respective fair values, reflecting current economic conditions and the financial performance of the acquired operations since the date of acquisition.

As this is a non-cash charge, the impairment did not impact the Company’s liquidity or cash position; however, it had a material effect on the Company’s reported financial results for the year ended December 31, 2025.

Other Expense, net

Other expenses, net for the year ended December 31, 2025, totaled $7,525,433, compared to $711,094 for the year ended December 31, 2024. The significant increase was primarily attributable to higher interest expense incurred in connection with the Company’s expanded debt obligations and a loss on debt extinguishment arising from the amendment of the Wellgistics acquisition note and the refinancing of certain other debt facilities during the year.

Interest expense for the year ended December 31, 2025, was $4,579,556, compared to $831,467 for the year ended December 31, 2024. The increase reflects the Company’s higher outstanding debt balances during the period, including promissory notes, a revolving line of credit, Agile Capital debt, and merchant cash advance agreements entered into or assumed in connection with the Company’s acquisition and financing activities.

The Company also recognized a total loss on debt extinguishment of $2,987,922 for the year ended December 31, 2025, consisting of two components. Of this amount, $1,353,663 arose from the Eighth Amendment to the Membership Interest Purchase Agreement (“MIPA”) with Wellgistics LLC, executed on July 24, 2025. Under the amendment, the principal balance of the related promissory note was increased from $15,000,000 to $17,500,000. The original note, including $1,146,337 of accrued interest through July 24, 2025, was derecognized and replaced with a new promissory note recorded at the present value of its future cash flows. The difference between the carrying amount of the extinguished debt and the fair value of the new note was recognized as a loss on debt extinguishment in accordance with applicable accounting guidance. $653,582 related to losses recognized in connection with two debts conversion agreements entered into on October 30, 2025, pursuant to which outstanding indebtedness of Woodsage LLC was converted to shares of Company’s common stock at $0.70 per share, with losses arising as the fair value of shares issued exceeded the carrying amount of debt extinguished. The remaining $980,677 of the total loss on debt extinguishment related to the refinancing of Agile Capital debt and merchant cash advance agreements that occurred periodically throughout the year.

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

On October 30, 2025, the Company entered into a Debt Conversion Agreement (the “Integra Health DCA”) with Integra Health Inc., Blue Cap Acquisitions LLC, and WoodSage. Pursuant to the agreement, the outstanding indebtedness of $1,300,000 under the Note was converted into 1,857,143 shares of the Company’s common stock at a stated conversion price of $0.70 per share. The fair value of the shares issued on the conversion date was $0.786 per share. As a result, the total fair value of the equity issued exceeded the carrying amount of the debt extinguished by approximately $159,714. Accordingly, the Company recognized a loss on debt extinguishment of $159,714 for the year ended December 31, 2025, which is included in other expense in the consolidated statements of operations. Upon conversion, the Note was fully satisfied and extinguished.

Merchant Cash Advances

On March 18, 2025, the Company entered into a merchant cash advance (“MCA”) agreement with Cedar Advance LLC pursuant to which it received gross funding of $1,900,000 in exchange for the sale of future receivables totaling $2,840,000. Of the $1,900,000 gross funding, $1,118,250 was applied directly to satisfy amounts outstanding under a prior MCA arrangement, and the remaining $781,750 was remitted to the Company for working capital purposes. The Company accounts for the arrangement as a debt obligation. The difference between the repayment amount and the net proceeds received was recorded as a debt discount and is amortized to interest expense over the estimated term of the agreement using the effective interest method.

On October 20, 2025, the Company refinanced the March 2025 MCA pursuant to a new agreement with Cedar Advance LLC. Under the October agreement, the stated purchase price was $2,898,000. Of this amount, $1,198,800 was applied directly to satisfy outstanding amounts under the prior MCA, and $701,200 was remitted to the Company. The total repayment obligation under the new arrangement resulted in a principal balance of $1,900,000, with fixed weekly payments of $56,800 over an estimated 51-week term.

The Company evaluated the March 2025 and October 2025 refinancing in accordance with ASC 470 and concluded that the transaction represented a debt extinguishment. Accordingly, the remaining unamortized debt discount associated with the these refinancing written off, and the Company recognized a loss on debt extinguishment of $402,153 for the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, the Company recognized amortization of debt discount of $1,252,211 and $217,017 related to its merchant cash advance arrangements, which is recorded as interest expense in the consolidated statements of operations.

As of December 31, 2025, the gross contractual repayment obligation under the merchant cash advance was $2,547,200. The related unamortized debt discount was $803,066, resulting in a net carrying amount of $1,744,134, which is classified as a current liability in the consolidated balance sheets. As of December 31, 2024, the gross contractual repayment obligation under the merchant cash advance was $1,833,930. The related unamortized debt discount was $519,430, resulting in a net carrying amount of $1,314,500, of which $1,259,415 was classified as a current liability and $55,085 was classified as a long-term liability in the consolidated balance sheets.

Loan Payable

During the year ended December 31, 2025, the Company entered into multiple financing arrangements with Agile Capital Funding LLC (“Agile”) and the Company accounts for these arrangements as debt obligations.

On May 14, 2025, the Company entered into an agreement with Agile pursuant to which it received net proceeds of $500,000 in exchange for total contractual repayments of $756,000. The agreement required fixed weekly payments over an estimated 24-week term. The Company recorded the obligation at the net proceeds received, with the excess of the total contractual repayment amount over the net proceeds recorded as a debt discount. The debt discount was amortized to interest expense over the estimated term of the agreement using the effective interest method.

On June 25, 2025, the Company entered into a separate agreement with Agile pursuant to which it received net proceeds of $250,000 in exchange for total contractual repayments of $367,200. The arrangement required fixed weekly payments over an estimated 28-week term. The Company recorded the obligation at the net proceeds received and recognized a corresponding debt discount, which was amortized to interest expense using the effective interest method.

On August 26, 2025, the Company entered into a refinancing arrangement with Agile pursuant to which it received net proceeds of approximately $500,074. Total contractual repayments under the August agreement were approximately $1,872,000, with fixed weekly payments over an estimated 33-week term. The August 2025 agreement was used to satisfy the outstanding balances of both the May 14, 2025 and June 25, 2025 arrangements. The Company evaluated the transaction under ASC 470-50 and concluded that the refinancing represented an extinguishment of the prior debt obligations. Accordingly, the Company derecognized the carrying amounts of the extinguished debt and recorded a loss on debt extinguishment related to the write-off of the remaining unamortized debt discount.

On October 29, 2025, the Company refinanced the August 2025 arrangement pursuant to a new agreement with Agile. Under the October agreement, the Company received net proceeds of $533,889, of which $50,000 represented issuance costs to be amortized over the term of the debt. Total contractual repayments under the October agreement are $2,880,000, with fixed weekly payments of $75,789 over an estimated 38-week term. A portion of the proceeds was applied directly to satisfy the outstanding balance of the August 2025 obligation. The Company accounted for the October transaction as a debt extinguishment in accordance with ASC 470-50 and recognized a loss related to the write-off of the remaining unamortized debt discount associated with the extinguished debt.

For the year ended December 31, 2025, the Company recognized total losses on debt extinguishment of $578,524 related to Agile refinancings.

For the year ended December 31, 2025, the Company recognized $765,681 of debt discount amortization, which is included in interest expense in the consolidated statements of operations.

As of December 31, 2025, the gross contractual repayment obligation under the Agile agreement was $2,366,766. The related unamortized debt discount was $765,710, resulting in a net carrying amount of $1,601,056, which is classified as a current liability in the consolidated balance sheets.

Note payable – owners of Wellgistics, LLC

On August 23, 2024, Wellgistics Health and the owners of Wellgistics LLC entered into the Fourth Amendment to the Membership Interest Purchase Agreement (“MIPA”). Pursuant to the amended agreement, the Company issued a promissory note in the aggregate principal amount of $15,000,000, which bears simple interest at a rate equal to the Prime Rate as published by The Wall Street Journal on January 1 of the applicable year. The principal and accrued interest were originally payable in three equal annual installments commencing on the first anniversary of the effective date of the related registration statement.

On July 24, 2025, the parties executed the Eighth Amendment to the MIPA, which increased the principal amount of the promissory note from $15.0 million to $17.5 million and modified the repayment schedule whereby $5,000,000 of principal shall be payable on the first and second anniversaries and $7,500,000 of principal shall be payable on the third anniversary, of the effective date of Promissory Note,

The Company evaluated the amendment in accordance with ASC 470-50, Debt—Modifications and Extinguishments, and concluded that the changes constituted a debt extinguishment. As a result, the original note and related accrued interest of $1,146,337 were derecognized. The Company recognized a non-cash loss on debt extinguishment of $1,353,663 during the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, the Company recognized interest expenses of $1,373,390 and $425,000, respectively, related to the seller promissory note. As of December 31, 2025 and 2024, accrued interest on the note totaled $652,055 and $425,000, respectively, and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

As of December 31, 2025, $5,000,000 of the amended promissory note was classified as a current liability and the remaining $12,500,000 was classified as non-current in the consolidated balance sheets. As of December 31, 2024, $5,000,000 was classified as current and the remaining $10,000,000 was classified as long-term.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the year ended December 31, 2025, the Company recorded interest expense of $44,442. For the same year, the Company recognized amortization of debt discount of $33,411 related to this promissory note. As of December 31, 2025, accrued interest payable on this note was $44,442 and the outstanding principal of $448,411 is classified under current liabilities. As of the issuance date of these financial statements, the parties are currently working on an extension.

On February 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of December 31, 2025, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the year ended December 31, 2025, the Company recorded interest expense of $9,062 related to this note. As of December 31, 2025, accrued interest payable on this note was $9,062, and the outstanding principal of $100,000 is classified under current liabilities.

On February 2, 2025, the Company entered into another unsecured promissory note agreement a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of December 31, 2025, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the year ended December 31, 2025, the Company recorded interest expense of $9,062 related to this note. As of December 31, 2025, accrued interest payable on this note was $9,062, and the outstanding principal of $100,000 is classified under current liabilities.

As of December 31, 2025, the $100,000 short-term note entered into in September 2023 with third party investor remains outstanding. The note bears interest at 8% per annum and provides that the lender will be issued 35,000 shares of common stock upon the consummation of a SPAC transaction or merger. For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $8,000 for both the yeas related to this note. As of December 31, 2025 and 2024, accrued interest payable on this note was $19,666 and $11,666, respectively, and the outstanding principal of $100,000 is classified under non-current liabilities.

On April 8, 2025, the Company issued a Promissory Note to Strategic EP, LLC in the principal amount of $250,000. The note bears interest at a rate of 10% per annum. Under the terms of the agreement, the outstanding principal and accrued interest are payable on the earlier of (i) April 8, 2026, or (ii) within five business days following the Company’s receipt of aggregate gross proceeds of at least $10 million from one or more equity or debt financings. On February 27, 2026, the Company received a demand letter from Strategic EP, LLC indicating that the Company was in default under the terms of the promissory note. As of December 31, 2025, the Company had accrued interest on the note in accordance with the contractual default interest rate of 18% amounting to $22,122 which is classified in the accrued expenses and other liabilities and the outstanding principal of $250,000 is classified under current liabilities. The Company is currently engaged in discussions with the lender to repay or otherwise settle the outstanding balance, including accrued interest. Management is working toward resolving the obligation and addressing the default under the terms of the agreement.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 11.5%, calculated and prorated daily on the daily balance (an aggregate rate of 16.84% per annum). The line of credit is collateralized by accounts receivable and inventory balances. Interest expense related to the line of credit amounted to $1,100,292 and $159,740 for the years ended December 31, 2025 and 2024, respectively. The outstanding balance on the line of credit as of December 31, 2025 and December 31, 2024 was $1,643,923 and $5,531,260 respectively, which is included as a current liability on the consolidated balance sheets.

Seller Promissory Note - Wellgistics

In May 2022, Wellgistics, LLC entered into a promissory note agreement in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC. The promissory note bore interest at a rate of 2% per annum and was scheduled to mature on April 1, 2025.

The Company assumed this debt as part of the acquisition of Wellgistics. As of December 31, 2025, the promissory note had been fully repaid, and the outstanding balance was $0, compared to $137,141 as of December 31, 2024. Interest expense related to the promissory note was immaterial for the years ended December 31, 2025 and 2024.

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

Cash Flow

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(10,855,029)	$(1,224,993)
Net cash (used in) provided by investing activities	$(881,526)	$469,072
Net cash provided by financing activities	$10,750,790	$1,782,893
Net change in cash and cash equivalents	$(985,765)	$1,026,972

Cash from operating activities

Net cash used in operating activities for the year ended December 31, 2025, was $10,855,029, primarily reflecting the Company’s net loss of $101,274,530 , partially offset by non-cash charges totaling $80,514,712 and $10,132,667 of net cash provided by changes in operating assets and liabilities. Non-cash charges for the year ended December 31, 2025, consisted principally of $54,794,525 in stock-based compensation, $12,554,266 in impairment charges related to goodwill and intangible assets, $5,988,257 pertaining to reserve for obsolete inventory and $3,211,064 in depreciation and amortization of fixed assets and intangible assets. Changes in operating assets and liabilities provided net cash of $8,483,520 , driven primarily by an increase in accounts payable of $2,195,822 and an increase in accrued expenses and other liabilities of $3,233,642 , as well as a decrease in inventories of $1,890,925 and a decrease in accounts receivable of $799,771. These inflows were partially offset by an increase in amounts due from related parties of $321,090.

Net cash used in operating activities for the year ended December 31, 2024, was $1,224,993, reflecting a net loss of $6,856,226, partially offset by non-cash charges of $2,289,148 and $3,342,085 of net cash provided by changes in operating assets and liabilities. Changes in operating assets and liabilities were principally driven by an increase in accrued liabilities of $1,564,576 and an increase in amounts due from related parties of $3,326,274, partially offset by a decrease in accounts payable of $882,315 and an increase in other assets of $587,539.

Cash from investing activities

Net cash used in investing activities for the year ended December 31, 2025, was $881,526, consisting of capitalized software development costs related to DelivMeds platform.

Net cash provided by investing activities for the year ended December 31, 2024, was $469,072, primarily reflecting cash acquired in connection with the acquisitions of Wood Sage LLC and Wellgistics LLC, partially offset by $377,288 in capitalized software development costs and $85,008 paid for a lease security deposit.

Cash from financing activities

Net cash provided by financing activities for the year ended December 31, 2025, was $10,750,790. Cash inflows during the period consisted of proceeds of $20,070,000 from borrowings under the revolving line of credit, $4,000,000 from the issuance of common stock in connection with the Company’s initial public offering, $4,534,053 from a subsequent public offering, $2,298,000 from the exercise of warrants, and $2,838,787 from common stock issuances under the Hudson Equity Purchase Agreement. Additionally, the Company received $1,733,961 from Agile Capital financing, $1,482,950 from merchant cash advance agreements, and $865,000 from the issuance of promissory notes.

These inflows were partially offset by $23,957,337 in repayments of the revolving line of credit, $1,513,969 in repayments of merchant cash advance obligations, $652,931 in repayments of the Agile Capital term loan, $137,141 in repayment of the seller promissory note, and $1,471,141 in offering costs incurred in connection with the Company’s equity offerings during the year.

Net cash provided by financing activities for the year ended December 31, 2024, was $1,782,893, primarily reflecting proceeds of $756,480 from borrowings under a revolving line of credit and $1,314,500 from merchant cash advance agreements, as well as $10,000 from common stock issuances, partially offset by $135,777 in repayments of the seller promissory note and $162,310 in offering costs.

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

To the Stockholders and Board of Directors of Wellgistics Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wellgistics Health, Inc. and the subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity (deficit) and consolidated statements of cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with Generally Accepted Accounting Principles of United States of America.

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

Emphasis of Matters

a.	We draw attention to Note 4 - Inventories, net, which describes matters related to certain inventory acquired from First Defense Nasal Screen Corp (“FDNS”). As discussed in the note, the inventory has experienced minimal sales activity, and management has determined that there is no active market and that the inventory is non-moving. Based on this assessment, the Company concluded that the carrying value of the inventory was not recoverable and recorded a reserve for obsolete inventory of $5,988,257, which is included in cost of net revenues in the consolidated statements of operations. Our opinion is not modified with respect to this matter.

b.	We draw attention to Note 9 to the consolidated financial statements, which describes the grant of 9,000,000 shares of restricted common stock to the Company’s Chief Executive Officer on February 28, 2025, under the Company’s Amended and Restated 2023 Equity Incentive Plan. As discussed in the note, although the award was originally subject to performance-based vesting conditions over a three-year period, the Compensation Committee approved an acceleration of vesting on July 24, 2025, which was subsequently ratified by the Board of Directors, resulting in full vesting during the third quarter of 2025. Accordingly, the Company recognized stock-based compensation expense of approximately $24.3 million for the year ended December 31, 2025, with no remaining unrecognized compensation cost as of year end. Our opinion is not modified with respect to this matter.

c.	We draw attention to Note 13 to the consolidated financial statements, which describes litigation initiated by the Company against certain former officers and directors relating to alleged breaches of fiduciary duty, contractual matters, and related claims. As disclosed, obligations associated with certain arrangements subject to dispute are recorded as liabilities of approximately $17.5 million as of December 31, 2025. The outcome of the litigation, including a pending motion to compel arbitration and additional claims asserted subsequent to year end, is inherently uncertain and may result in the reversal of all or a portion of the recorded liabilities in future periods. Because this matter may give rise to a gain contingency, no amounts have been recognized for any potential recovery. Our opinion is not modified with respect to this matter.

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

Place: Bengaluru, India

Date: March 20, 2026

WELLGISTICS HEALTH, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$42,571	$1,028,336
Accounts receivable, related party	-	271,298
Accounts receivable, net	1,137,219	2,453,517
Inventories, net	1,639,426	9,518,608
Prepaid expenses	-	524
Due from related parties	-	1,021,000
Deferred offering costs	-	875,385
Total current assets	2,819,216	15,168,668
Property, plant and equipment, net	229,376	388,180
Capitalized software	1,850,358	1,618,017
Operating lease, right-of-use-assets	966,893	1,528,128
Goodwill	14,193,923	16,219,929
Other intangible assets, net	10,314,675	20,746,009
Note receivable	-	139,771
Other assets	-	1,438,940
Deposits	85,008	85,008
Total assets	$30,459,449	$57,332,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,665,135	$6,308,754
Accounts payable, related party	25,500	25,500
Accrued expenses and other liabilities	6,407,722	4,320,417
Due to related parties	225,000	4,944,770
Due to seller	-	10,000,000
Current portion of debt obligations, net of debt discount	10,887,520	11,927,816
Operating lease liabilities- current portion	569,251	519,490
Total current liabilities	29,780,128	38,046,747
Notes payable	12,600,000	10,100,000
Note payable, related party	-	1,300,000
Loan payable	-	55,085
Operating lease liabilities	527,122	1,096,372
Total liabilities	$42,907,250	$50,598,204

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 102,289,619 and 51,055,508 shares issued and 101,307,498 and 51,055,508 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	10,131	5,105
Additional paid-in capital	98,573,758	16,486,501
Accumulated deficit	(111,031,690)	(9,757,160)
Total stockholders’ equity (deficit)	(12,447,801)	6,734,446
Total liabilities and stockholders’ equity (deficit)	$30,459,449	$57,332,650

The accompanying notes are an integral part of these financial statements.

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2025	2024

Net revenues	$23,337,860	$18,128,831
Cost of net revenues	29,764,279	16,361,517
Gross profit (loss)	(6,426,419)	1,767,314

Operating expenses:
General and administrative	70,332,827	6,797,782
Sales and marketing	1,224,521	-
Depreciation and amortization	3,211,064	1,114,664
Goodwill and intangible assets impairment	12,554,266	-
Total operating expenses	87,322,678	7,912,446

Loss from operations	(93,749,097)	(6,145,132)

Other income/(expense):
Interest expense, net	(4,579,556)	(831,467)
Loss on debt extinguishment	(2,987,922)	-
Other income	42,045	120,373
Total other expense, net	(7,525,433)	(711,094)

Net loss before income taxes	(101,274,530)	(6,856,226)
Provision for income taxes	-	-
Net loss	$(101,274,530)	$(6,856,226)

Weighted average common shares outstanding - basic and diluted	70,986,200	47,252,081
Net loss per common share - basic and diluted	$(1.43)	$(0.15)

The accompanying notes are an integral part of these financial statements.

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	44,720,000	$4,472	$(3,972)	$(2,900,934)	$(2,900,434)
Common stock issued for services	1,341,600	134	680,666	-	680,800
Common stock issued to employees	820,612	82	410,224	-	410,306
Common stock issued pursuant to business combinations	4,173,296	417	15,399,583	-	15,400,000
Net loss	-	-	-	(6,856,226)	(6,856,226)
Balance at December 31, 2024	51,055,508	$5,105	$16,486,501	$(9,757,160)	$6,734,446
Common stock issued pursuant to IPO	888,889	89	3,999,911	-	4,000,000
Common stock issued pursuant to consulting agreements	152,000	15	543,505	-	543,520
Common stock issued pursuant to equity purchase agreement	3,426,254	343	2,838,444	-	2,838,787
Issuance of commitment shares under equity purchase agreement	152,000	15	594,305	-	594,320
Common stock issued in settlement of due to seller	7,940,118	794	9,999,206	-	10,000,000
Common stock issued pursuant to public offering	7,142,862	714	4,533,339	-	4,534,053
Exercise of warrants pursuant to public offering	3,282,858	328	2,297,672	-	2,298,000
Accelerated vesting of restricted stock to former officer	9,000,000	900	24,299,100	-	24,300,000
Vested restricted stock granted to consultants	1,061,120	106	3,072,010	-	3,072,116
Vested restricted stock granted to directors	8,362,494	836	24,250,397	-	24,251,233
Vested restricted stock granted to employees	1,022,373	102	1,487,236	-	1,487,338
Common stock issued for services	443,428	44	545,956	-	546,000
Common stock cancelled	(222,205)	(22)	22	-	-
Common stock issued pursuant to debt conversion agreement	7,599,799	760	5,972,682	-	5,973,442
Offering costs	-	-	(2,346,526)	-	(2,346,526)
Net loss	-	-	-	(101,274,530)	(101,274,530)
Balance at December 31, 2025	101,307,498	$10,131	$98,573,758	$(111,031,690)	$(12,447,801)

The accompanying notes are an integral part of these financial statements.

WELLGISTICS HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(101,274,530)	$(6,856,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowances for credit losses and note receivable	927,596	93,378
Write off of other assets	1,421,269
Loss on debt extinguishment	2,987,922	-
Amortization of debt discount	33,411	-
Stock-based compensation	54,794,525	1,081,106
Goodwill and intangble assets impairment	12,571,937	-
Reserve for obsolete inventory	5,988,257	-
Depreciation	158,804	67,616
Amortization	3,052,260	1,047,048
Changes in operating assets and liabilities:
Accounts receivable, net	799,771	(40,081)
Inventories, net	1,890,925	(72,356)
Prepaid expenses	524	11,435
Other assets	-	(587,539)
Accounts payable	2,195,822	(882,315)
Accrued expenses and other liabilities	3,233,642	1,564,576
Operating lease liabilities, net	41,746	22,091
Due from / to related parties, net	321,090	3,326,274
Net cash used in operating activities	(10,855,029)	(1,224,993)
Cash flows from investing activities:
Cash acquired in business combinations	-	931,368
Deposits for operating leases	-	(85,008)
Investments in capitalized software	(881,526)	(377,288)
Net cash (used in) provided by investing activities	(881,526)	469,072
Cash flows from financing activities:
Proceeds from promissory note	865,000	-
Repayment of seller promissory note	(137,141)	(135,777)
Proceeds from revolving line of credit	20,070,000	756,480
Repayment of revolving line of credit	(23,957,337)	-
Proceeds from Merchant cash advance	1,482,950	1,314,500
Repayment of merchant cash advance	(1,513,969)	-
Proceeds from term loan	1,733,961	-
Repayment f term loan	(652,931)	-
Proceeds from common stock issued pursuant to equity purchase agreement	2,838,787	-
Proceeds from common stock issued pursuant to IPO	4,000,000	-
Proceeds from common stock issued pursuant to public offering	4,534,053	-
Proceeds from exercise of warrants	2,298,000	-
Proceeds from common stock issued	-	10,000
Offering costs	(810,583)	(162,310)
Net cash provided by financing activities	10,750,790	1,782,893
Net change in cash and cash equivalents	(985,765)	1,026,972
Cash and cash equivalents at beginning of period	1,028,336	1,364
Cash and cash equivalents at end of period	$42,571	$1,028,336

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,110,776	$332,847

Supplemental disclosure of non-cash investing and financing activities:
Licence acquired through accounts payable	$2,500,000	$-
Issuance of commitment shares under equity purchase agreement	$594,320	$-
Derecognition of promissory note and accrued interest pursuant to debt extinguishment	$16,146,337	$-
Common stock issued in partial settlement of seller’s note	$10,000,000	$-
Common stock issued pursuant to debt settlement	$5,319,859	$-
Assets acquired in business combinations	$-	$38,906,585
Liabilities assumed in business combinations	$-	$14,726,514
Common stock issued pursuant to business combinations	$-	$15,400,000
Repayment of note payable by related party on behalf of Company	$-	$250,000
Note payable issued pursuant to business combination	$-	$15,000,000
Liabilities payable pursuant to business combination	$-	$10,000,000
Shares issued pursuant to business combination	$-	$15,400,000
Promissory note issued pursuant to business combination	$-	$15,000,000
Debt assigned to related party	$-	$250,000

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

As such, the Company currently exists as a holding company with Wood Sage as a directly held intermediate holding company subsidiary, Wellgistics Tech & Hub, LLC and Wellgistics Pharmacy, LLC as indirect operating subsidiaries, and Wellgistics, LLC as a direct operating subsidiary

On October 4, 2024, the Company changed its corporate name to “Wellgistics Health, Inc.” (referred as “Wellgistics Health/WGRX/” “the Company”/ “we”/ “us”/ “our”) by filing a duly authorized Certificate of Amendment to its Certificate of Incorporation.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

The consolidated financial statements include the consolidated financial statements of Wood Sage since the acquisition on June 16, 2024 and financial statements of Wellgistics, LLC since the acquisition on August 30, 2024. All inter-company balances and transactions are eliminated on consolidation.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements and related disclosures in conformity with U.S.GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to the Financial Statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	provisions for income taxes and related valuation allowances and tax uncertainties;
●	lease tenure
●	recoverability of long-lived assets and their related estimated lives.
●	fair value of long-term debt and notes receivable
●	allowance for expected credit losses on financial assets
●	grant-date fair value and valuation of stock-based compensation awards
●	estimated useful lives of intangible assets and property, plant and equipment
●	evaluation of goodwill for impairment
●	accruals for estimated liabilities
●	evaluation of equity method investments
●	net-realizable value of inventory

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the consolidated financial statements for the year ended December 31, 2025 and 2024.

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

Customer Concentration Risk

For the year ended December 31, 2025, one customer accounted for approximately 13% of the Company’s total revenues. As of December 31, 2025, two customers accounted for approximately 25% and 18%, respectively, of gross accounts receivable.

For the year ended December 31, 2024, two customers accounted for approximately 19% and 12%, respectively, of the Company’s total revenues. As of December 31, 2024, one customer accounted for approximately 23% of gross accounts receivable.

The Company’s revenues and accounts receivable are subject to concentration risk due to its reliance on a limited number of significant customers. The loss of any one of these customers, or a material reduction in purchase volumes from such customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations. Management continues to actively pursue opportunities to broaden and diversify the Company’s customer base in order to reduce its exposure to this concentration risk.

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

Accounts Receivable and Allowances for Credit Losses

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

The Company provides for a 95% - 100% loss rate of the accounts receivable which are due over the period of 90 days. For the year ended December 31, 2025 and 2024, the Company recognized provision for credit losses of $723,401 and $93,378, respectively, within general and administrative expenses.

Inventories, Net

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first in first out (“FIFO”) basis. Cost of inventory is determined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing an article to its existing condition and location. On a quarterly basis, we evaluate inventory for net realizable value using estimates based on historical experience, current or projected pricing trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. If actual conditions are less favorable than our assumptions, additional inventory write-downs may be required, and no reserve is maintained as obsolete or expired inventories are written off and are presented in cost of net revenues in the accompanying consolidated statements of operations and comprehensive loss. We believe that the inventory valuation provides a reasonable approximation of the current value of inventory.

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

As of December 31, 2025 and December 31, 2024, the Company capitalized $2,499,553 and $1,618,017, respectively, in software development cost related to the Delivmeds platform via its DelivMeds subsidiary. These amounts represent the fair value measurement of the capitalized software.

For the year ended December 31, 2025, the Company recorded an impairment loss of $649,185 on its capitalized software, reflecting a decrease in the carrying value of the DelivMeds platform software to $1,850,358 as of December 31, 2025. The impairment charge was recorded within goodwill and intangible assets impairment in the consolidated statements of operations.

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

The Company has not identified any such impairment losses for the year ended December 31, 2025 and 2024.

Goodwill

Goodwill represents the excess of the cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles – Goodwill and Other (Topic 350), goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units have discrete financial information available, and management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the Company’s reporting structure.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

Alternatively, the Company may proceed directly to the quantitative test. Under the quantitative test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, an impairment charge equal to the excess is recognized, up to the maximum amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2025, the Company identified certain events and circumstances that indicated potential impairment of goodwill. As a result, the Company performed a quantitative impairment test. The results of the test indicated that the fair value of certain reporting units was lower than the carrying value, resulting in an impairment charge of $2,026,006 for goodwill which is recorded within goodwill and intangible assets impairment in the consolidated statements of operations.

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

The Company evaluates its intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In accordance with ASC 350, “Intangibles—Goodwill and Other,” intangible assets with finite lives, such as trademarks and customer relationships, are amortized over their estimated useful lives. The Company compares the carrying value of the intangible asset to its fair value, which is determined based on projected future cash flows. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized, and the asset is written down to its fair value.

For the year ended December 31, 2025, the Company recognized an impairment charge of $9,879,075 related to certain intangible assets with finite lives. The impairment primarily resulted from a decline in the fair value of customer relationships and trademarks identified during the acquisitions of Wellgistics LLC and Wood Sage LLC.

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

As of December 31, 2025 and 2024, the Company had capitalized $0 and $875,385, respectively, in deferred offering costs. For the year ended December 31, 2025, a total of $875,385 in previously capitalized offering costs was charged to stockholders’ equity upon the completion of the IPO. For the year ended December 31, 2025, the Company incurred total offering costs of $1,471,141 related to the IPO and public offering, all of which were charged to stockholders’ equity upon the completion of the respective offerings.

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

Pharmacy

Wellgistics Pharmacy is in the retail pharmacy business and fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. The following are the steps taken to recognize revenue.

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Product revenue - distribution services	$21,868,748	$17,669,468
Pharmacy retail sales	865,695	352,363
Third party logistics services	603,417	107,000
Net revenues	$23,337,860	$18,128,831

All revenue for the years ended December 31, 2025 and 2024 were within the United States.

Cost of net revenues includes provisions for inventory obsolescence and charges related to vendor shipping advances for which no supplies have been made and are no longer considered recoverable.

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the consolidated balance sheets. Contract liabilities include payment received for incomplete performance obligations and are included in Unearned revenue on the consolidated balance sheets.

At December 31, 2025 and 2024, the Company had unearned revenue of $488,229 and $245,765, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

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

The Company classifies stock-based compensation expenses in its statement of operations in the same manner in which the award recipient’s costs are classified. See Note 9 for further details.

Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents both basic and diluted net loss per share. Diluted net loss per share reflects the actual weighted average number of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.

Potentially dilutive securities are excluded from the calculation of diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are considered anti-dilutive as of December 31, 2025 and 2024, the diluted net loss per share is the same as basic net loss per share for both periods.

For the year ended December 31, 2025, the following items were excluded from the computation of diluted net loss per share because including these securities would have been anti-dilutive:

	December 31,
	2025	2024

Unvested restricted common stock issued not outstanding	982,121	-
Warrants	3,860,004	-
Total potentially dilutive shares	4,842,125	-

Recent Accounting Pronouncements

Recently Adopted Standards

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollar amounts and percentages, with specific categories and further disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pre-tax income (loss) by the applicable statutory rate. The ASU also requires disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption had a financial statement disclosure impact only and did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as other segment items and a description of its composition. The ASU also requires entities with a single reportable segment to provide all disclosures required under the standard. The Company adopted ASU 2023-07 effective January 1, 2025. The adoption had a financial statement disclosure impact only and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Standards Not Yet Adopted

ASU 2023-08 — Accounting for and Disclosure of Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU requires entities to subsequently measure qualifying crypto assets at fair value, with changes in fair value recognized in net income each reporting period. The ASU also establishes specific disclosure requirements, including information about significant crypto asset holdings, contractual sale restrictions, and changes in such holdings. The guidance applies to crypto assets that meet all of the following criteria:

●	Meet the definition of intangible assets as defined in the ASC Master Glossary;
●	Do not provide enforceable rights to or claims on underlying goods, services, or other assets;
●	Are created or reside on a distributed ledger based on blockchain or similar technology;
●	Are secured through cryptography;
●	Are fungible; and
●	Are not created or issued by the reporting entity or its related parties.

ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company does not currently hold any material crypto assets. Accordingly, the adoption of ASU 2023-08 is not expected to have a material impact on the Company’s consolidated financial statements; however, the Company will continue to monitor its investment activities and evaluate the impact of the standard should it acquire crypto assets in the future.

ASU 2024-03 — Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

ASU 2025-05 — Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect ASU 2025-05 to have a material impact on its consolidated financial statements.

ASU 2025-06 — Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: The ASU requires entities to begin capitalizing software development costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function (the “probable-to-complete recognition threshold”). The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments using a prospective, modified retrospective, or retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 and will assess the impact upon adoption.

ASU 2025-11 — Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements: The ASU requires entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The amendments apply to all entities that present interim financial statements in accordance with GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company expects ASU 2025-11 to impact its disclosures only and does not expect it to affect its results of operations, financial condition or cash flows.

NOTE 2. LIQUIDITY AND GOING CONCERN

For the years ended December 31, 2025 and 2024, the Company has a net loss of $101,274,530 and $6,856,226, respectively, and had an accumulated deficit of $111,031,690 as of December 31, 2025. For the year ended December 31, 2025, the Company has net cash used in operating activities of $10,855,029. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these consolidated financial statements are issued.

Management Plan

Subsequent to December 31, 2025, the Company completed two private placements of convertible promissory notes raising aggregate gross proceeds of $9,000,000. On January 5, 2026, the Company entered into a note purchase agreement with certain investors pursuant to which the Company issued and sold convertible promissory notes in an aggregate principal amount of $3,125,000 for aggregate gross proceeds of $2,500,000, reflecting a 20% original issue discount. On January 16, 2026, the Company entered into a note purchase agreement with certain investors pursuant to which the Company issued and sold secured convertible promissory notes in an aggregate principal amount of $8,125,000 for aggregate gross proceeds of $6,500,000, reflecting a 20% original issue discount, secured by the assets of the Company and its wholly-owned subsidiaries. The proceeds from these offerings are being used to fund working capital requirements and general corporate purposes. See Note 15.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the aforementioned plans do not sufficiently alleviate the substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these audited consolidated financial statements are issued. There can be no assurance that the Company will generate sufficient cash flows from operations, successfully refinance or repay its near-term debt obligations, or secure additional financing on acceptable terms, or at all. These audited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	December 31,
	2025	2024
Billed – Third Party	$1,984,424	$3,394,112
Billed – Affiliates	-	271,298
Total Accounts Receivable	1,984,424	3,665,410
Less: Allowance for credit losses	(847,205)	(940,595)
Total accounts receivable, net	$1,137,219	$2,724,815

NOTE 4. INVENTORIES, NET

Inventory consists of the following:

	December 31,
	2025	2024
First Defense Nasal Screen Corp (“FDNS”)	$5,988,257	$6,717,373
Finished goods	2,072,985	3,034,836
Total inventory, at cost	8,061,242	9,752,209
Less: reserve for obsolescence	(6,421,816)	(233,601)
Inventories, net	$1,639,426	$9,518,608

Inventory consists of products that were purchased by Wellgistics, LLC in 2020 from First Defense Nasal Screen Corp (“FDNS”). An ongoing legal dispute between the Company and the supplier has been settled where the Company was awarded $4.6 million. The award was not accounted for due to the uncertainty of receipt. Following the bankruptcy filing of FDNS the court awarded the complete possession of the inventory to the Company and Vide the United States Bankruptcy Court order dated March 15, 2023, the entity is in receipt of a monthly plan payment of $3,014 for the FDNS from March 2023 which has been included in other income in the consolidated statements of operations. The related inventory has experienced minimal sales activity, and management determined that there is no active market for the product and that the inventory is non-moving. Based on this assessment, the Company concluded that the carrying value was not recoverable. Accordingly, the Company recorded a reserve for obsolete inventory of $5,988,257, which is included in cost of net revenues in the consolidated statements of operations.

NOTE 5. PROPERTY, PLANT AND EQUIPMENTS, NET

Property, plant and equipment consist of the following:

	December 31,
	2025	2024
Leasehold Improvements	$766,467	$766,467
Equipment	589,208	589,208
Furniture & Fixtures	152,161	152,161
	1,507,836	1,507,836
Less: Accumulated Depreciation	(1,278,460)	(1,119,656)
Property, plant and equipment, net	$229,376	$388,180

Depreciation expense was $158,804 and $67,616 for the years ended December 31, 2025 and 2024, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2025	2024

Software development costs - Delivmeds	$2,499,543	$1,618,017
Accumulated impairment	(649,185)	-
Capitalized software	$1,850,358	$1,618,017

Customer relationships - Woodsage acquisition	393,853	393,853
Customer relationships - Wellgistics acquisition	11,256,067	11,256,067
Trademark - Wellgistics acqusition	10,143,137	10,143,137
License rights	2,500,000	-
	24,293,057	21,793,057
Accumulated amortization	(4,099,307)	(1,047,048)
Accumulated impairment	(9,879,075)	-
Other intangible assets, net	$10,314,675	$20,746,009

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage business combination completed in June 2024. Amortization expense related to these intangible assets was $49,232 and $26,841 for the years ended December 31, 2025 and 2024, respectively.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value pursuant to the Wellgistics, LLC business combination completed in August 2024. Amortization expense related to customer relationships was $1,876,011 and $637,308 for the years ended December 31, 2025 and 2024, respectively. Amortization expense related to the Wellgistics trademark was $1,127,015 and $382,876 for the years ended December 31, 2025 and 2024, respectively.

On November 24, 2025, the Company entered into a License Agreement with Datavault AI Inc., pursuant to which the Company obtained a non-transferable license to certain proprietary technology for use within the United States pharmaceutical distribution market. In connection with this agreement, the Company recorded a license right intangible asset of $2,500,000, representing the non-refundable license fee payable under the agreement. The license right has been determined to be a finite-lived intangible asset. As the licensed technology had not yet been placed into service as of December 31, 2025, no amortization was recorded during the year ended December 31, 2025. Amortization is expected to commence upon the technology being placed into service, which is currently anticipated to occur in 2026, and will be recognized on a straight-line basis over an estimated useful life of seven years.

During the year ended December 31, 2025, the Company identified indicators of impairment related to certain intangible assets acquired in connection with the Wellgistics LLC business combination. Accordingly, the Company performed a recoverability assessment of the affected assets and recognized impairment charges of $5,314,027 related to Wellgistics customer relationships and $4,565,048 related to the Wellgistics trademark, for a total intangible asset impairment charge of $9,879,075. These charges were recorded within goodwill and intangible asset impairment in the consolidated statements of operations and reduced the carrying values of the respective assets to their estimated fair values as of December 31, 2025. No impairment charges were recognized during the year ended December 31, 2024.

Other intangible assets, net as of December 31, 2025 and 2024 were $10,314,675 and $20,746,009, respectively, as reflected in the accompanying consolidated balance sheets.

The following table represents the future amortization of intangibles assets:

Year Ended December 31,
2026	$1,672,991
2027	1,672,991
2028	1,672,991
2029	1,672,991
2030	1,423,045
Thereafter	2,199,666
10,314,675

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
Accrued personnel costs	$4,588,421	$3,112,470
Accrued professional fees	114,429	347,829
Accrued expenses	199,053	-
Credit card obligation	183,943	110,201
Unearned revenue	488,229	245,765
Accrued interest	833,647	504,152
	$6,407,722	$4,320,417

NOTE 8. DEBT

Outstanding debt consists of the following:

	December 31,
	2025	2024

Merchant cash advance	$1,744,134	$1,259,415
Loan payable	1,601,052	-
Note payable - owners of Wellgistics	5,000,000	5,000,000
Note payable - third party, net of debt discount	898,411	-
Revolving line of credit	1,643,923	5,531,260
Seller promissory note	-	137,141
Current portion of debt obligations	10,887,520	11,927,816

Merchant cash advance	$-	$55,085
Third party investor	100,000	100,000
Note payable - Integral Health	-	1,300,000
Note payable - owners of Wellgistics	12,500,000	10,000,000
Long-term debt	12,600,000	11,455,085
Total debt	$23,487,520	$23,382,901

As of December 31, 2025 and 2024, total unamortized debt discount was $1,568,776 and $519,430, respectively.

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

On October 30, 2025, the Company entered into a Debt Conversion Agreement (the “Integra Health DCA”) with Integra Health Inc., Blue Cap Acquisitions LLC, and WoodSage. Pursuant to the agreement, the outstanding indebtedness of $1,300,000 under the Note was converted into 1,857,143 shares of the Company’s common stock at a stated conversion price of $0.70 per share. The fair value of the shares issued on the conversion date was $0.786 per share. As a result, the total fair value of the equity issued exceeded the carrying amount of the debt extinguished by approximately $159,714. Accordingly, the Company recognized a loss on debt extinguishment of $159,714 for the year ended December 31, 2025, which is included in other expense in the consolidated statements of operations. Upon conversion, the Note was fully satisfied and extinguished.

Merchant Cash Advances

On March 18, 2025, the Company entered into a merchant cash advance (“March 2025 MCA”) agreement with Cedar Advance LLC pursuant to which it received gross funding of $1,900,000 in exchange for the sale of future receivables totaling $2,840,000. Of the $1,900,000 gross funding, $1,118,250 was applied directly to satisfy the amount outstanding under a prior MCA arrangement, and the remaining $781,750 was remitted to the Company for working capital purposes. The Company accounts for the arrangement as a debt obligation. The difference between the repayment amount and the net proceeds received was recorded as a debt discount and is amortized to interest expense over the estimated term of the agreement using the effective interest method.

On October 20, 2025, the Company refinanced the March 2025 MCA pursuant to a new agreement with Cedar Advance LLC. Under the October agreement, the stated purchase price was $2,898,000. Of this amount, $1,198,800 was applied directly to satisfy outstanding amounts under the prior MCA, and $701,200 was remitted to the Company. The total repayment obligation under the new arrangement resulted in a principal balance of $1,900,000, with fixed weekly payments of $56,800 over an estimated 51-week term.

The Company evaluated the March 2025 and October 2025 refinancing in accordance with ASC 470 and concluded that the transaction represented a debt extinguishment. Accordingly, the remaining unamortized debt discount associated with the refinancing written off, and the Company recognized a loss on debt extinguishment of $402,153 for the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, the Company recognized amortization of debt discount of $1,252,211 and $217,017 related to its merchant cash advance arrangements, which is recorded as interest expense in the consolidated statements of operations.

As of December 31, 2025, the gross contractual repayment obligation under the merchant cash advance was $2,547,200. The related unamortized debt discount was $803,066, resulting in a net carrying amount of $1,744,134, which is classified as a current liability in the consolidated balance sheets. As of December 31, 2024, the gross contractual repayment obligation under the merchant cash advance was $1,833,930. The related unamortized debt discount was $519,430, resulting in a net carrying amount of $1,314,500, of which $1,259,415 was classified as a current liability and $55,085 was classified as a long-term liability in the consolidated balance sheets.

Loan Payable

During the year ended December 31, 2025, the Company entered into multiple financing arrangements with Agile Capital Funding LLC (“Agile”) and the Company accounts for these arrangements as debt obligations.

On May 14, 2025, the Company entered into an agreement with Agile pursuant to which it received net proceeds of $500,000 in exchange for total contractual repayments of $756,000. The agreement required fixed weekly payments over an estimated 24-week term. The Company recorded the obligation at the net proceeds received, with the excess of the total contractual repayment amount over the net proceeds recorded as a debt discount. The debt discount was amortized to interest expense over the estimated term of the agreement using the effective interest method.

On June 25, 2025, the Company entered into a separate agreement with Agile pursuant to which it received net proceeds of $250,000 in exchange for total contractual repayments of $367,200. The arrangement required fixed weekly payments over an estimated 28-week term. The Company recorded the obligation at the net proceeds received and recognized a corresponding debt discount, which was amortized to interest expense using the effective interest method.

On August 26, 2025, the Company entered into a refinancing arrangement with Agile pursuant to which it received net proceeds of approximately $500,074. Total contractual repayments under the August agreement were approximately $1,872,000, with fixed weekly payments over an estimated 33-week term. The August 2025 agreement was used to satisfy the outstanding balances of both the May 14, 2025 and June 25, 2025 arrangements. The Company evaluated the transaction under ASC 470-50 and concluded that the refinancing represented an extinguishment of the prior debt obligations. Accordingly, the Company derecognized the carrying amounts of the extinguished debt and recorded a loss on debt extinguishment related to the write-off of the remaining unamortized debt discount.

On October 29, 2025, the Company refinanced the August 2025 arrangement pursuant to a new agreement with Agile. Under the October agreement, the Company received net proceeds of $533,889, of which $50,000 represented issuance costs to be amortized over the term of the debt. Total contractual repayments under the October agreement are $2,880,000, with fixed weekly payments of $75,789 over an estimated 38-week term. A portion of the proceeds was applied directly to satisfy the outstanding balance of the August 2025 obligation. The Company accounted for the October transaction as a debt extinguishment in accordance with ASC 470-50 and recognized a loss related to the write-off of the remaining unamortized debt discount associated with the extinguished debt.

For the year ended December 31, 2025, the Company recognized total losses on debt extinguishment of $578,524 related to Agile refinancing. For the year ended December 31, 2025, the Company recognized $765,681 of debt discount amortization, which is included in interest expense in the consolidated statements of operations.

As of December 31, 2025, the gross contractual repayment obligation under the Agile agreement was $2,366,766. The related unamortized debt discount was $765,710, resulting in a net carrying amount of $1,601,056, which is classified as a current liability in the consolidated balance sheets.

Note payable – owners of Wellgistics, LLC

On August 23, 2024, Wellgistics Health and the owners of Wellgistics LLC entered into the Fourth Amendment to the Membership Interest Purchase Agreement (“MIPA”). Pursuant to the amended agreement, the Company issued a promissory note in the aggregate principal amount of $15,000,000, which bears simple interest at a rate equal to the Prime Rate as published by The Wall Street Journal on January 1 of the applicable year. The principal and accrued interest were originally payable in three equal annual installments commencing on the first anniversary of the effective date of the related registration statement.

On July 24, 2025, the parties executed the Eighth Amendment to the MIPA, which increased the principal amount of the promissory note from $15.0 million to $17.5 million and modified the repayment schedule whereby $5,000,000 of principal shall be payable on the first and second anniversaries and $7,500,000 of principal shall be payable on the third anniversary, of the effective date of Promissory Note,

The Company evaluated the amendment in accordance with ASC 470-50, Debt—Modifications and Extinguishments, and concluded that the changes constituted a debt extinguishment. As a result, the original note and related accrued interest of $1,146,337 were derecognized. The Company recognized a non-cash loss on debt extinguishment of $1,353,663 during the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, the Company recognized interest expenses of $1,373,390 and $425,000, respectively, related to the seller promissory note. As of December 31, 2025 and 2024, accrued interest on the note totaled $652,055 and $425,000, respectively, and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

As of December 31, 2025, $5,000,000 of the amended promissory note was classified as a current liability and the remaining $12,500,000 was classified as non-current in the consolidated balance sheets. As of December 31, 2024, $5,000,000 was classified as current and the remaining $10,000,000 was classified as long-term.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $448,411. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount. For the year ended December 31, 2025, the Company recorded interest expense of $44,442. For the same year, the Company recognized amortization of debt discount of $33,411 related to this promissory note. As of December 31, 2025, accrued interest payable on this note was $44,442 and the outstanding principal of $448,411 is classified under current liabilities. As of the issuance date of these financial statements, the parties are currently working on an extension.

On February 2, 2025, the Company entered into an unsecured promissory note agreement for a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of December 31, 2025, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the year ended December 31, 2025, the Company recorded interest expense of $9,062 related to this note. As of December 31, 2025, accrued interest payable on this note was $9,062, and the outstanding principal of $100,000 is classified under current liabilities.

On April 8, 2025, the Company issued a Promissory Note to Strategic EP, LLC in the principal amount of $250,000. The note bears interest at a rate of 10% per annum. Under the terms of the agreement, the outstanding principal and accrued interest are payable on the earlier of (i) April 8, 2026, or (ii) within five business days following the Company’s receipt of aggregate gross proceeds of at least $10 million from one or more equity or debt financings. On February 27, 2026, the Company received a demand letter from Strategic EP, LLC indicating that the Company was in default under the terms of the promissory note. As of December 31, 2025, the Company had accrued interest on the note in accordance with the contractual default interest rate of 18% amounting to $22,122 which is classified in the accrued expenses and other liabilities and the outstanding principal of $250,000 is classified under current liabilities. The Company is currently engaged in discussions with the lender to repay or otherwise settle the outstanding balance, including accrued interest. Management is working toward resolving the obligation and addressing the default under the terms of the agreement.

On February 2, 2025, the Company entered into another unsecured promissory note agreement a principal amount of $100,000. The promissory note bears interest at a rate of 10% per annum, with both principal and accrued interest due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of December 31, 2025, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the year ended December 31, 2025, the Company recorded interest expense of $9,062 related to this note. As of December 31, 2025, accrued interest payable on this note was $9,062, and the outstanding principal of $100,000 is classified under current liabilities.

As of December 31, 2025, the $100,000 short-term note entered into in September 2023 with third party investor remains outstanding. The note bears interest at 8% per annum and provides that the lender will be issued 35,000 shares of common stock upon the consummation of a SPAC transaction or merger. For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $8,000 for both the years related to this note. As of December 31, 2025 and 2024, accrued interest payable on this note was $19,666 and $11,666, respectively, and the outstanding principal of $100,000 is classified under non-current liabilities.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a new credit agreement with for a line of credit of $10,000,000. The new line of credit has interest annual rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 11.5%, calculated and prorated daily on the daily balance (an aggregate rate of 16.84% per annum). The line of credit is collateralized by accounts receivable and inventory balances. Interest expense related to the line of credit amounted to $1,100,292 and $159,740 for the years ended December 31, 2025 and 2024, respectively. The outstanding balance on the line of credit as of December 31, 2025 and December 31, 2024 was $1,643,923 and $5,531,260 respectively, which is included as a current liability on the condensed balance sheets.

Seller Promissory Note - Wellgistics

In May 2022, Wellgistics, LLC entered into a promissory note agreement in the amount of $1.2 million. The promissory note was part of the consideration to the seller in connection with its acquisition of American Pharmaceutical Ingredients, LLC. The promissory note bore interest at a rate of 2% per annum and was scheduled to mature on April 1, 2025.

The Company assumed this debt as part of the acquisition of Wellgistics. As of December 31, 2025, the promissory note had been fully repaid, and the outstanding balance was $0, compared to $137,141 as of December 31, 2024. Interest expense related to the promissory note was immaterial for the years ended December 31, 2025 and 2024.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

Year Ended December 31,
2026	$10,887,520
2027	5,100,000
2028	7,500,000
$23,487,520

NOTE 9. STOCKHOLDERS’ EQUITY

2025 transactions

Initial Public Offering

On February 24, 2025, the Company closed its IPO of 888,889 shares of common stock at a public offering price of $4.50 per share. The IPO generated gross proceeds of $4.0 million and net proceeds of approximately $3.1 million after deducting underwriting discounts, commissions, and other offering expenses.

September 2025 Offering

On September 29, 2025, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, in connection with a registered public offering of its securities. Pursuant to the offering, the Company issued an aggregate of 7,142,862 shares of its common stock, together with warrants to purchase up to 7,142,862 shares of common stock (the “Warrants”). The combined public offering price was $0.70 per share of common stock and accompanying Warrant. The Warrants are exercisable immediately upon issuance at an exercise price of $0.70 per share and expire five years from the date of issuance. The offering closed in September 2025 and resulted in gross proceeds of $4,534,053.

During October 2025, holders exercised 3,282,858 Warrants for aggregate proceeds of $2,298,000. As of December 31, 2025, the remaining 3,860,004 Warrants were outstanding.

Advisor and Consulting Agreements

On February 25, 2025, the Company entered into a consulting agreement with Hudson to provide business advisory services, growth strategy guidance, and networking support for a 30-day period. As consideration for these services, the Company agreed to pay Hudson a cash fee of $250,000 and to issue 52,000 shares of restricted common stock. The Company recognized stock-based compensation expense of $143,520 for the year ended December 31, 2025. This expense was recorded within general and administrative expenses in the consolidated statements of operations. The fair value of the restricted stock was determined based on the market price of the Company’s common stock on the grant date.

On March 17, 2025, the Company entered into consulting agreement with Draper, Inc. (“Draper”), pursuant to which Draper agreed to provide investor relations and business development services. As consideration for services under the initial three-month term of the agreement, the Company issued 100,000 shares of restricted common stock to Draper. The consulting agreement automatically renews on a month-to-month basis unless terminated by either party with at least seven days’ notice prior to the end of the current term. The Company will be obligated to issue an additional 100,000 restricted shares of common stock for each renewal period. The Company subsequently terminated this consulting agreement on June 16, 2025. Based on the market price of the Company’s common stock on the grant date, the total fair value of the shares issued to Draper was determined to be $400,000. For the year ended December 31, 2025, the Company recognized stock-based compensation expense of $400,000, in connection with this agreement. This expense was recorded within sales and marketing expenses in the consolidated statements of operations.

On August 4, 2025, the Company issued 243,428 shares of its common stock to Outside the Box Capital Inc. as consideration for advisory services rendered to the Company. The fair value of the shares, determined based on the market closing price of the Company’s common stock on the grant date, was $200,000. The total fair value of $200,000 was recognized as stock-based compensation expense for the year ended December 31, 2025, and recorded within general and administrative expenses in the accompanying consolidated statements of operations.

On August 26, 2025, the Company issued an aggregate of 200,000 shares of its common stock to Octagon Media Corp as consideration for marketing services rendered to the Company. The fair value of the shares was determined based on the closing market price of $1.73 per share on the grant date, resulting in a total fair value of $346,000. The entire amount was recognized as stock-based compensation expense for the year ended December 31, 2025, and included within sales and marketing expenses in the accompanying consolidated statements of operations.

Directors and Former Employees

On April 10, 2025, the Company’s Board of Directors appointed Michael L. Peterson to fill the vacancy created by the resignation of Sajid Sayed. On July 2, 2025, in connection with his service as a director, the Company granted Mr. Peterson 200,000 restricted shares of common stock. The grant-date fair value of the award was $182,600, determined based on the closing price of the Company’s common stock on the date of grant. Of the total shares granted, 66,000 shares vested immediately on the grant date. The remaining 134,000 shares were subject to vesting in equal annual installments on July 2, 2026 and July 2, 2027. Mr. Peterson resigned from the Board effective October 1, 2025. For the year ended December 31, 2025, the Company recognized stock-based compensation expense of $60,258 related to the vested shares. The expense is included in general and administrative expenses in the consolidated statements of operations.

In June 2025, the Company granted 750,000 restricted shares of its common stock to former Chief Executive Officer Timothy Canning in satisfaction of a sign-on bonus obligation under the terms of his employment agreement. The shares vest on the six-month anniversary of the grant date. Mr. Canning resigned from the Company effective February 28, 2025. The grant-date fair value of the award was $832,500, determined based on the closing price of the Company’s common stock on the date of grant. For the year ended December 31, 2025, the Company recognized stock-based compensation expense of $832,500 related to this award, which is included in general and administrative expenses in the consolidated statements of operations.

Equity Purchase Agreement

On April 9, 2025, the Company entered into an Equity Purchase Agreement (the “Hudson EPA”) with Hudson pursuant to which Hudson committed to purchase, at the Company’s discretion and subject to certain conditions, up to $50 million of the Company’s common stock over a 24-month period. Under the terms of the Hudson EPA, the Company could, from time to time, issue put notices directing Hudson to purchase shares of common stock at a price determined in accordance with a formula based on the market price of the Company’s common stock, as defined in the agreement.

In connection with entering into the Hudson EPA, the Company issued 152,000 commitment shares to Hudson. The commitment shares were valued at $594,320 based on the closing price of the Company’s common stock on the date of issuance. For the year ended December 31, 2025, the Company recognized $594,320 of stock-based compensation expense related to the commitment shares, which is included in general and administrative expenses in the consolidated statements of operations.

During the year ended December 31, 2025, the Company issued an aggregate of 3,426,254 shares of common stock pursuant to put notices under the Hudson EPA, resulting in gross proceeds of $2,838,787. The Company terminated the Hudson EPA effective August 13, 2025.

Wellgistics MIPA

On April 14, 2025, the Company and the sellers of Wellgistics LLC amended the Membership Interest Purchase Agreement (the “Wellgistics MIPA”). Pursuant to the amendment, the portion of the closing cash consideration payable to Strategix Global LLC was reduced by $1,500,000. In lieu of such cash payment, the Company issued 333,333 shares of its common stock to Strategix Global LLC. The shares are subject to a 12-month lock-up period consistent with the lock-up restrictions applicable to management and certain large stockholders in connection with the Company’s initial public offering.

On July 24, 2025, the Company entered into the Eighth Amendment to the Wellgistics MIPA with the sellers of Wellgistics LLC, including Strategix Global LLC, Nomad Capital LLC, and Jouska Holdings LLC. Pursuant to the Eighth Amendment, the Company agreed to satisfy a portion of the remaining closing cash consideration through the issuance of 7,606,785 shares of its common stock (the “Conversion Shares”). The Conversion Shares were issued at a conversion price of $1.07 per share, representing the agreed-upon fair value of the Company’s common stock on the date of issuance. The aggregate fair value of the shares issued, approximately $8.5 million, was recorded as a reduction of the purchase consideration payable related to the Wellgistics LLC acquisition.

Debt Conversions – Integra Health and Integra Pharma

On October 30, 2025, the Company entered into a Debt Conversion Agreement with Integra Health Inc., pursuant to which outstanding indebtedness of $1,300,000 owed by WoodSage LLC, a wholly owned subsidiary of the Company, was converted into 1,857,143 shares of the Company’s common stock at a stated conversion price of $0.70 per share. The fair value of the Company’s common stock on the conversion date was $0.786 per share, resulting in an aggregate fair value of approximately $1,459,714 for the shares issued. Because the fair value of the equity issued exceeded the carrying amount of the debt extinguished, the Company recognized a loss on debt extinguishment of approximately $159,714 for the year ended December 31, 2025. Upon issuance of the shares, the indebtedness was fully satisfied.

On October 30, 2025, the Company entered into a separate Debt Conversion Agreement with Integra Pharma Solutions, LLC, pursuant to which outstanding indebtedness of $4,019,859 owed by WoodSage LLC was converted into 5,742,656 shares of the Company’s common stock at a stated conversion price of $0.70 per share. The fair value of the Company’s common stock on the conversion date was $0.786 per share, resulting in an aggregate fair value of approximately $4,513,727 for the shares issued. As the fair value of the equity issued exceeded the carrying amount of the debt extinguished, the Company recognized a loss on debt extinguishment of approximately $493,868 for the year ended December 31, 2025. Upon issuance of the shares, the indebtedness was fully satisfied.

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

Restricted Common Stock

On February 28, 2025, in connection with the appointment of Brian Norton as Chief Executive Officer of the Company, Mr. Norton was granted and issued 9,000,000 shares of restricted common stock under the Company’s Amended and Restated 2023 Equity Incentive Plan (the “Plan”). The shares were originally scheduled to vest in three equal annual installments over a three-year period, contingent upon the achievement of specified gross-revenue and gross-profit performance targets. On July 24, 2025, the Compensation Committee approved the acceleration of vesting of the restricted shares, and the Board of Directors ratified such approval on September 4, 2025. As a result, all 9,000,000 shares became fully vested during the third quarter of 2025. As of the issuance date of these consolidated financial statements, the Company and its transfer agent are examining if the shares should be considered vesting and unrestricted.

In accordance with ASC 718, Compensation—Stock Compensation, the Company recognized total stock-based compensation expense of approximately $24.3 million related to this award for the year ended December 31, 2025, which is included in general and administrative expenses in the consolidated statements of operations. The fair value of the award was determined based on the closing market price of the Company’s common stock on the grant date of February 28, 2025. The acceleration of vesting did not result in any incremental fair value. As of December 31, 2025, there is no remaining unrecognized compensation cost related to this award.

On March 14, 2025, the Company granted an aggregate of 10,612,108 shares of restricted common stock under the Plan to certain directors, employees, and consultants. On June 26, 2025, the Company granted an additional 750,000 shares of restricted stock to former Chief Executive Officer Timothy Canning, and on July 2, 2025, the Company granted 200,000 shares of restricted stock to director Michael L. Peterson. The shares granted had varying vesting terms, ranging from immediate vesting to vesting over a five-year period. As of December 31, 2025, 10,445,987 of these shares had vested and are included in the total outstanding common stock reported in the consolidated statement of stockholders’ equity. As of December 31, 2025, a total of 134,000 shares were forfeited and cancelled and the remaining 982,121 shares were unvested as of December 31, 2025.

A summary of information related to restricted common stocks for the year ended December 31, 2025 is as follows:

	Restricted Common Stock	Weighted Average Fair Value
Unvested shares as of December 31, 2024	-	-
Granted	20,562,108	$2.73
Vested	(19,445,987)	$2.73
Forfeited and cancelled	(134,000)	$2.90
Unvested shares as of December 31, 2025	982,121	$2.63

The following table summarizes stock-based compensation expense recognized for the year ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

Sales and marketing expenses	$746,000	$-
General and administrative expenses	54,048,525	-
Total stock-based compensation expense	$54,794,525	$-

As of December 31, 2025, total unrecognized compensation expense related to the 982,121 unvested restricted stock awards was $1,691,385, which is expected to be recognized over a weighted-average period of 2 years.

2024 transactions

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

On June 9, 2023, Intergra Pharma Solutions entered into First amendment to the Vector Collective lease, which is sublease to Wellgistics Pharmacy. The lease includes a monthly base rent of $4,714.41 from and after November 16, 2023 and expires on November 15, 2026. A right-of-use asset and corresponding lease liability recognized calculated using a discount rate of 8.36%.

In January 2022, Wellgistics LLC entered into lease agreement for warehousing facility located in Lefrois, Florida, which has a lease term of 75 months, set to expire in March 2028, with a monthly base rent of $26,303. Wellgistics LLC recognized a right-of-use asset and corresponding lease liability, calculated using a discount rate of 6.21%.

The following is the summary of operating lease assets and liabilities:

	December 31,
	2025	2024
Operating Leases
Right-of-use assets	$966,893	$1,528,128

Lease liabilities, current portion	569,251	519,490
Long-term lease liabilities	527,122	1,096,372
Total lease liabilities	$1,096,373	$1,615,862

Weighted Average Remaining Lease Term	1.95	2.92
Weighted Average Discount Rate	8.36%	8.36%

The following is the summary of future minimum payments:

December 31,
2026	$621,530
2027	458,657
2028	84,976
Total lease payments	1,165,163
Less: Imputed interest	(68,790)
Total	$1,096,373

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

During the first quarter of 2025, the Company purchased $500,000 of inventories from Tollo Health, LLC, which was a related party until June. See Note 13 for the Guarantee Obligation.

In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. As of September 30, 2025, amounts owed to Integra Pharma totaled $4,019,859 and were reclassified from due to related parties to other short-term advances following the change in related party status. On October 30, 2025, the Company entered into a Debt Conversion Agreement with Integra Pharma Solutions, LLC and WoodSage LLC, pursuant to which the outstanding indebtedness of $4,019,859 was converted into 5,742,656 shares of the Company’s common stock at a stated conversion price of $0.70 per share. The debt was fully satisfied upon issuance of the shares.

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

The following is a summary of due from and to related parties, as well as accounts receivable and accounts payable, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Due from TRG	$-	$146,000
Due from IPS	-	305,000
Due from Scienture Holdings	-	570,000
Due from related parties	$-	$1,021,000

Due to Chief Executive Officer	$225,000	-
Due to TRG	-	9,351
Due to IPS	-	3,764,000
Due to Scienture Holdings	-	1,171,419
Due to related parties	$225,000	$4,944,770

	December 31,
	2025	2024
Accounts receivable - IPS*	$-	$271,298
Accounts payable - Scietech	$25,500	$25,500

*	IPS is no longer a related party as of December 31, 2025 and its receivable balance of $492,117 is included in accounts receivable, net in the consolidated balance sheet.

The Company had the following transactions with related parties for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Sales to Integra Pharma Solutions, LLC*	$-	$746,728

IT Support fees paid to Scietech LLC	$-	$9,750
IT expenses paid to Cingo Solutions	$378,011	$80,355
IT expenses paid to Birch OS & RxERP	$350,290	$100,112
Management services fees paid to Nomad Capital	$160,000	$105,186
Business development and consultation fees paid to Green Apoteker LLC	$-	$25,500

*	IPS is no longer a related party as of December 31, 2025 and sales made to IPS in 2025 amounted to $220,820 which is included in the net revenues in the consolidated statements of operations and comprehensive loss.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

Net revenues	$23,337,860	$18,128,831
Cost of net revenues	29,764,279	16,361,517
Gross profit (loss)	(6,426,419)	1,767,314

Operating expenses:
General and administrative	70,332,827	6,797,782
Sales and marketing	1,224,521	-
Depreciation and amortization	3,211,064	1,114,664
Goodwill and intangible assets impairment	12,554,266	-
Total operating expenses	87,322,678	7,912,446

Loss from operations	(93,749,097)	(6,145,132)

Other income/(expense):
Interest expense, net	(4,579,556)	(831,467)
Loss on debt extinguishment	(2,987,922)	-
Other income	42,045	120,373
Total other expense, net	(7,525,433)	(711,094)

Net loss before income taxes	(101,274,530)	(6,856,226)
Provision for income taxes	-	-
Net loss	$(101,274,530)	$(6,856,226)

All revenues were within the U.S. region. See Note 1, Organization and Summary of Significant Accounting Policies - Revenue Recognition for additional information about disaggregated revenue.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	December 31,
	2025	2024
United States
Property, plant and equipment, net	$229,376	$388,180
Operating lease, right-of-use assets	$966,893	$1,528,128

NOTE 13. COMMIMENTS AND CONTINGENCIES

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

Legal Matters

On August 21, 2024, Blythe Global Advisors, LLC filed a demand for arbitration against the Company and the Chairman of the Board for breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of personal guaranty. Blythe claims to have performed accounting services for the Company in the amount of $377,947 for which it has not been paid and that Ajjarapu personally guaranteed payment of Blythe’s invoices. The Company has answered the arbitration demand and is vigorously defending the matter.

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

Wellgistics, LLC is a defendant in a legal proceeding initiated by Lifsa Drugs LLC in the United States District Court for the District of New Jersey. The complaint alleges that Wellgistics, LLC failed to make payment for certain pharmaceutical products supplied by the plaintiff and seeks damages of approximately $420,460, together with interest, legal fees, and other related costs.

The matter pertains to purchases of goods made by Wellgistics, LLC in the ordinary course of business. Accordingly, the underlying amount relating to such purchases has already been recorded as a liability in the Company’s books and is included within Accounts payable in the accompanying consolidated balance sheet as of December 31, 2025. At this stage of the proceedings, the outcome of the litigation cannot be reasonably predicted. Management, in consultation with legal counsel, is currently evaluating the claim and the potential exposure, if any, beyond the amount already recorded. The Company will continue to monitor developments related to this matter and will record any additional provision, if required, when the likelihood of loss becomes probable and reasonably estimable.

Dispute with Former Management

On October 10, 2025, the Company initiated litigation in the Circuit Court of the Thirteenth Judicial Circuit in and Hillsborough County, Florida against certain former officers and/or directors of the Company (collectively, the “Former Management Parties”). The complaint asserts claims including, among others, breach of the fiduciary duty of loyalty, breach of contract, tortious interference with a contract, tortious interference with business relationships, and other applicable claims, arising out of the Former Management Parties’ efforts to threaten harm the Company as leverage to force the retraction of a vote of the majority shareholders.

On December 10, 2025, Defendants filed a motion to compel arbitration of all claims in the suit. The Company does not agree that all the claims in the suit are subject to mandatory arbitration, and filed an opposition to that motion on December 22, 2025. A hearing is currently scheduled on the motion to compel arbitration for April 27, 2026.

While the Company believes it has meritorious claims, litigation is inherently uncertain, and there can be no assurance regarding the outcome or timing of resolution.

In January 2026, the Company has also served a notice of claims against the Former Management Parties for misrepresentations and omissions of material fact in connection with an acquisition of certain limited liability company membership interests, which that resulted in, among other things, supposed promises of equity and related arrangements to such individuals. The Company intends to seek, among other relief, rescission and cancellation of any purported commitments related to or resulting from the misrepresentations and omissions, as well as related equitable and monetary remedies.

As of December 31, 2025, obligations associated with these arrangements are reflected as liabilities on the Company’s consolidated balance sheet in the aggregate amount of approximately $17,500,000.

Because the potential resolution of this matter may result in a gain contingency, no amounts have been recognized in the accompanying consolidated financial statements for any potential recovery or reduction of the recorded liability. If the Company prevails in the litigation, all or a portion of the recorded liability may be reversed in a future period. The Company will continue to evaluate this matter and will adjust the related liability, if appropriate, based on developments in the litigation.

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

The Borrowers defaulted on their payment obligations, thereby triggering the Company’s liability as guarantor. On July 25, 2025, the Company satisfied its obligations under the Guaranty and paid $640,647—representing principal and accrued interest—directly to Testing123, LLC. Of the total guarantee payment, $500,000 was subsequently recovered through an offset against an existing accounts payable balance, resulting in a net loss on guarantee of $140,647, which is included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2025.

Vendor Demand Letter

The Company and certain of its subsidiaries have received demand letters from various vendors requesting payment for goods and services previously provided. The aggregate amount referenced in these demand letters is approximately $2.2 million. Of this amount, approximately $1.5 million relates to obligations that are already recorded within accounts payable in the accompanying consolidated balance sheet as of the reporting date. The remaining $0.7 million relates to claims asserted by certain vendors that are not recorded as liabilities in the accompanying consolidated financial statements. Based on management’s evaluation of the underlying matters in accordance with ASC 450, Contingencies, the Company has determined that a loss related to these claims is not probable as of the reporting date. Accordingly, no liability has been recognized for these amounts. The Company is currently in the process of initiating appropriate legal responses with respect to these claims.

NOTE 14. INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, and the enhanced disclosure requirements of ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, adopted for the fiscal year ended December 31, 2025. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Components of Income Tax Expense

The Company’s operations are entirely domestic. For the years ended December 31, 2025 and 2024, the provision for income taxes was $0 as the Company incurred net losses in both periods and maintains a full valuation allowance against its net deferred tax assets.

December 31,
	2025	2024
Current :
Federal	$-	$-
State and local	-	-
Total current	-	-
Deferred:
Federal	-	-
State and local	-	-
Total deferred	-	-
Total provision for income taxes	$-	$-

Effective Tax Rate Reconciliation

The following table presents a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate in accordance with ASU 2023-09:

	December 31,		December 31,
	2025	2025(%)	2024	2024(%)
Pre-tax loss	$(101,274,530)	100%	$(6,856,226)	100%
Tax benefit at statutory federal rate	(21,263,006)	-21%	(1,439,807)	-21%
State and local income taxes - federal	(5,568,882)	-5.5%	(377,092)	-5.5%
Non-deductible impairment charges	3,326,880	3.3%	-	0%
Non-deductible loss on debt extinguishment	791,799	0.8%	-	0%
Change in valuation allowance	22,719,071	22.4%	1,816,900	26.5%
Effective income tax rate	$-	0%	$-	0%

Deferred Tax Assets and Liabilities

	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$25,304,718	$2,585,647
Accrued exp and other liabilities	1,331,849	946,190
Capitalized software	488,563	428,775
Total gross deferred tax assets	27,125,130	3,960,612
Deferred tax liabilities:
None	-	-
Total gross deferred tax liabilities	-	-
Net deferred tax asset before valuation allowance	27,119,268	3,960,612
Less : Valuation allowance	(27,125,130)	(3,960,612)
Net deferred tax asset	$-	$-

Net Operating Loss Carryforwards

As of December 31, 2025, the Company had estimated federal and state net operating loss carryforwards of approximately $85 million. These losses were generated in tax years ending after December 31, 2017 and carry forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017, subject to an annual utilization limitation of 80% of taxable income.

Tax Year	Book Loss	Permanent difference	Est. Tax NOL	Expiration
2022	$5,250	$-	$5,250	Indefinite
2023	2,895,684	-	2,895,684	Indefinite
2024	6,856,226	-	6,856,226	Indefinite
2025	101,274,530	15,542,188	85,732,342	Indefinite
Total	$111,031,690	$15,542,188	$95,489,502

Valuation Allowance

The Company has established a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024, as management has determined that it is more likely than not that the net deferred tax assets will not be realized based on the Company’s history of operating losses and current financial position. The valuation allowance increased by $23,164,519 during the year ended December 31, 2025, primarily reflecting the increase in net operating loss carryforwards, impairment-related temporary differences, and accrued expenses arising during the period.

	2025	2024
Balance, beginning of year	$3,960,612	$-
Increase:
Current year NOL generated	22,719,071	2,585,647
Accrued expenses and other current liabilities	385,660	946,190
Capitalized software	59,788	428,775
Balance, end of year	$27,125,130	$3,960,612

The Company has evaluated its tax positions in accordance with ASC 740-10 and has determined that there are no material unrecognized tax benefits as of December 31, 2025 and 2024.

In accordance with ASU 2023-09, the Company discloses that no income taxes were paid at the federal or state level during the years ended December 31, 2025 and 2024.

NOTE 15. SUBSEQUENT EVENTS

Convertible Note Offerings

On January 5, 2026, the Company entered into a Note Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell convertible promissory notes (the “January Notes”) in an aggregate principal amount of up to $3,125,000 in a private offering. The aggregate purchase price paid by the Investors was $2,500,000, reflecting an original issue discount of 20%.

The January Notes bear interest at 0% per annum, except upon the occurrence of an event of default, in which case a default interest rate of 18% per annum applies. All outstanding principal is due and payable on the earlier of (i) the six-month anniversary of the date of issuance, or (ii) the closing of a qualified financing resulting in gross proceeds to the Company of at least $2,000,000. If not sooner repaid, the outstanding balance of each January Note is convertible, at the election of the holder, into shares of equity securities issued in the qualified financing at the price per share applicable to such financing, provided that the conversion price per share of common stock shall not be lower than $0.08 per share (the “Floor Price”), subject to adjustment for stock splits and similar events. The obligations under the January Notes are fully guaranteed by a subsidiary of the Company pursuant to a Global Guaranty Agreement.

In connection with the offering, the Company entered into a Placement Agency Agreement with Dawson James Securities, Inc. (the “Placement Agent”). As compensation for its services, the Company paid selling commissions of 6.5% of gross offering proceeds, totaling $162,500, and issued common stock purchase warrants to the Placement Agent and its designees to purchase a number of shares of common stock equal to 5% of aggregate gross proceeds received, at an exercise price equal to the closing price of the common stock on the last trading day prior to the closing of the offering.

On January 16, 2026, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell secured convertible promissory notes (the “Notes”) in an aggregate principal amount of up to $8,125,000 in a private offering. The aggregate purchase price paid by the Investors for the Notes was $6,500,000, reflecting an original issue discount of 20%.

The Notes bear interest at 0% per annum, except upon the occurrence of an event of default, in which case a default interest rate of 18% per annum applies. All outstanding principal and accrued interest under the Notes is due and payable on the earlier of (i) the six-month anniversary of the date of issuance, or (ii) the closing date of the Company’s next qualified financing. If not sooner repaid, the outstanding balance of each Note is convertible, at the election of the holder, into shares of the Company’s common stock at a conversion price of $0.4057 per share.

The Notes are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries pursuant to a Security Agreement and an Intellectual Property Security Agreement entered into in connection with the offering. The obligations under the Notes are fully guaranteed by a subsidiary of the Company pursuant to a Global Guaranty Agreement. While the aggregate principal amount remains outstanding, the Company has agreed not to incur additional indebtedness or grant new liens on its assets, subject to certain limited exceptions.

The Note Purchase Agreement also provides that, for the longer of one year from the date of issuance or so long as any Notes remain outstanding, the Investors have the right to participate in any future equity or debt offerings by the Company in an amount of up to 100% of their respective purchased Note principal.

In connection with the offering, the Company entered into a Placement Agency Agreement with Dawson James Securities, Inc. (the “Placement Agent”). As compensation for its services, the Company paid the Placement Agent selling commissions equal to 6.5% of gross offering proceeds and issued common stock purchase warrants to the Placement Agent and its designees to purchase a number of shares of common stock equal to 5% of aggregate gross proceeds received, at an exercise price equal to the closing price of the common stock on the last trading day prior to the closing of the offering.

The Notes and any shares of common stock issuable upon conversion thereof, and the placement agent warrants, were issued in reliance upon the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder.

Settlement Agreement with Silverback Capital Corporation (SCC)

On January 28, 2026, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation, a Delaware corporation (“SCC”), pursuant to which SCC agreed to acquire and settle certain bona fide liabilities and obligations of the Company in an aggregate principal amount of $10,712,734 (the “Claim Amount”). Pursuant to the Settlement Agreement, the Company agreed to issue shares of its common stock to SCC in full satisfaction of the Claim Amount. The Settlement Shares may be issued in one or more tranches, with the number of shares in each tranche determined by dividing the applicable portion of the Claim Amount by a fixed price per share ranging from $0.25 to $2.25 per share, as set forth in the Settlement Agreement.

In addition to the shares issuable in satisfaction of the Claim Amount, the Company agreed to issue 100,000 shares of common stock as a settlement fee and 300,000 shares of common stock to cover legal fees and expenses incurred in connection with the Settlement.

On February 4, 2026, the Circuit Court within the Twelfth Judicial Circuit of Florida granted approval of the Settlement Agreement following a fairness hearing conducted in accordance with Section 3(a)(10) of the Securities Act of 1933, as amended. The shares of common stock to be issued pursuant to the Settlement will be issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act.

On February 9, 2026, the Company and SCC entered into an Amendment to the Settlement Agreement, pursuant to which the fixed price per share applicable to the first $2,250,000 tranche was amended and fixed at $0.25 per share. All other terms of the Settlement Agreement remain in full force and effect.

Resignation of Directors

On February 1, 2026, each of Steven Lee and Howard Doss advised the Company of their resignation from the Board of Directors, effective immediately. Mr. Lee had served as a member of the Ethics Committee, and Mr. Doss had served as Chairman of the Audit Committee. Each of Mr. Lee and Mr. Doss indicated that their respective decisions to resign were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Election of Director

Effective February 4, 2026, the Board of Directors of the Company elected Gary Herman as a member of the Board of Directors. Mr. Herman has since been appointed as Chairman of the Audit Committee of the Board of Directors and qualifies as an “independent” director as defined under applicable rules of The Nasdaq Stock Market and the SEC.

Pursuant to the Company’s non-employee director compensation policy, Mr. Herman is entitled to receive an annual cash retainer of $120,000, payable at his election in cash or shares of common stock on a quarterly basis in arrears. Mr. Herman is also entitled to receive an annual equity award of 60,000 shares of common stock under the Company’s Amended and Restated 2023 Equity Incentive Plan, issuable annually in arrears. In connection with his appointment, Mr. Herman received an initial grant of 200,000 restricted shares of common stock, vesting in equal annual installments over a three-year period.

Effective March 19, 2026, the Board of Directors of the Company appointed Marlene Velez to serve as a member of the Board of Directors. Ms. Velez has been appointed to serve on the Audit Committee and Nominating and Compensation Committee.

Consulting Agreement with Fortitude Advisors, LLC

On February 6, 2026, the Company entered into a consulting agreement with Fortitude Advisors, LLC, an entity owned and controlled by Gerald Commissiong, pursuant to which Mr. Commissiong was appointed to serve as Consulting Chief Business Officer of the Company.

Sponsorship Agreement with Cutting Edge Sports Management, LLC

On November 26, 2025, the Company entered into a Sponsorship Agreement with Cutting Edge Sports Management, LLC (“CESM”), pursuant to which the Company agreed to pay a sponsorship fee of $250,000 in exchange for certain sponsorship benefits at Dream Bowl XIV, held in Arlington, Texas from January 8–11, 2026. The sponsorship benefits included broadcasting and branding opportunities and access to certain intellectual property of CESM. The Sponsorship Agreement had a term from the date of execution through February 15, 2026.

Interim Commercialization and Revenue Share Agreement

On March 6, 2026, the Company, entered into an Interim Commercialization and Revenue Share Agreement (the “Revenue Share Agreement”) with Kare PharmTech LLC, a Florida limited liability company (“PharmTech”), whereby the Company and PharmTech agreed to collaborate on an interim basis to commercialize certain PharmTech products through the distribution and pharmacy network of the Company. Pursuant to the Revenue Share Agreement, PharmTech has authorized the Company to market, promote and distribute “KARE Verify,” a product that provides benefits verification and eligibility verification services (the “Product”), through the Company’s pharmacy, manufacturers and distribution channels; affiliated pharmacies and providers; and telemedicine and digital pharmacy platforms. All net revenue generated from sales of the Product under the Revenue Share Agreement shall be shared as follows: fifty percent (50%) to the Company and fifty percent (50%) to PharmTech. The term of the Agreement shall be thirty-six months unless earlier terminated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Independent Registered Public Accounting Firm

On November 11, 2025, the members of the Audit Committee of the Board of Directors received formal notice that the Company’s independent registered public accounting firm, UHY LLP (“UHY”), had resigned as the Company’s independent accountants, effective November 11, 2025. UHY indicated that it elected to resign in light of certain information identified in connection with the resignation of the Company’s former Chief Executive Officer, which had not yet been investigated at the time of UHY’s resignation. UHY had been engaged by the Company effective July 7, 2025, and did not audit any financial statements of the Company prior to its resignation. Accordingly, UHY did not issue any report on the Company’s financial statements, and no report was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from UHY’s engagement through the date of its resignation, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During that period, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except that UHY communicated to the Company’s management and Audit Committee that it had identified material weaknesses in the Company’s internal control over financial reporting, as described in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. The Company provided UHY with a copy of the disclosures made in response to this Item 9 and requested that UHY furnish a letter addressed to the SEC confirming its agreement with the statements herein. A copy of UHY’s letter is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

Engagement of New Independent Registered Public Accounting Firm

On November 17, 2025, the Audit Committee of the Board of Directors approved the re-engagement of Suri & Co., Chartered Accountants (“Suri”), as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. Suri previously served as the Company’s independent registered public accounting firm, including auditing the Company’s financial statements for the fiscal year ended December 31, 2024. During the two most recent fiscal years and any subsequent interim period prior to Suri’s re-engagement, the Company did not consult with Suri regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, management identified material weaknesses in the following components of the COSO framework: control environment, risk assessment, control activities, information and communication, and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including: (a) the Company has not yet completed formally documenting policies and procedures with respect to review, supervision, and monitoring of the Company’s accounting and reporting functions; (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls; and (c) the Company has limited accounting personnel and other supervisory resources necessary to adequately execute its accounting processes and address its internal controls over financial reporting.

Plan for Remediation

To remediate these material weaknesses, management has implemented or is in the process of implementing the following measures: (i) hiring additional accounting personnel with appropriate technical expertise in U.S. GAAP and SEC reporting; (ii) enhancing internal review procedures for complex accounting transactions; (iii) providing targeted training to existing finance staff on U.S. GAAP and SEC reporting requirements; and (iv) upgrading to NetSuite’s enterprise resource planning system to improve the consistency and accuracy of financial data and reporting processes. Management will continue to monitor the effectiveness of these remediation efforts. However, the material weaknesses will not be considered fully remediated until the applicable controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above that are in progress with respect to the identified material weaknesses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described above.

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

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Resignation of Officer

Effective October 6, 2025, Mark DiSiena voluntarily resigned from his position as Chief Financial Officer of the Company. Mr. DiSiena’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies, or practices. The Board appointed Eric Sherb as Interim Chief Financial Officer, effective October 7, 2025.

Additionally, Brian Norton served as the Chief Executive Officer from February 28, 2025, until his resignation on October 6, 2025. The Company appointed Prashant Patel as the new Chief Executive Officer, effective October 7, 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers as of March XX, 2026.

Name	Age	Position	Director Since
Prashant Patel	51	President	2022
Eric Sherb	39	Interim Chief Financial Officer
Dr. Shafaat Pirani	36	Chief Clinical Officer
Srini Kalla	51	Chief Information Officer
Suren Ajjarapu	55	Chairman of Board	2022
Donald Fell*	80	Director	2025
Gary Harman*	61	Director	2026

*Independent Director

Executive Officers

Prahant Patel Mr. Patel has served as a member of the Board of Directors of the Company since 2022 and was re-appointed as President of the Company effective October 3, 2025, having previously served as Chief Strategy Officer and Vice Chairman of the Board until his resignation on August 8, 2025. Mr. Patel served on the board of Scienture from its acquisition of TRxADE Group, Inc., a Nevada corporation, on January 8, 2014, until January 16, 2025. He is an entrepreneur and a registered pharmacist with experience in multiple aspects of the pharmaceutical supply chain. He started several startups including retail and community pharmacy before expanding into pharmaceutical distribution and sales, focusing on pharmaceutical disposal and reverse distribution. He has also been a consultant to several return logistics pharmaceutical companies over the years. Mr. Patel possesses an excellent vision to bring transparency, efficiency and cost benefits to US pharmaceutical channel partners. After graduating with a BPharm from the University of Nottingham, UK, Mr. Patel completed an MSc in Transport, Trade and Finance from Cass Business School, City University, UK. Mr. Patel is not independent as a result of his position as President of the Company.

Eric Sherb Mr. Sherb was appointed as Interim Chief Financial Officer of the Company effective October 7, 2025. He is a CPA with 16 years of experience in accounting advisory, auditing and mergers and acquisitions. Mr. Sherb began his career at PricewaterhouseCoopers in New York City across a variety of industries including hedge funds, manufacturing and healthcare. Following his time at PricewaterhouseCoopers, Mr. Sherb served as Audit Manager at RBSM LLP and Senior Manager at CFGI. Since October 2018, Mr. Sherb has been a founder and owner of EMS Consulting Services, LLC. Mr. Sherb has extensive experience in financial reporting and governance within the capital markets, including IPOs, direct listings, SPAC and de-SPAC transactions. He has served as chief financial officer and provided financial consultancy services for several Nasdaq and OTC clients, most recently Scienture Holdings (Nasdaq: SCNX). Mr. Sherb serves as interim Chief Financial Officer pursuant to a Consulting Agreement between the Company and EMS Consulting Services, Inc., an entity controlled by Mr. Sherb, on a hourly consulting basis.

Dr. Shafaat Pirani joined the Company as Chief Clinical Officer in February 2023. Dr. Pirani has over 10 years of experience across various sectors of pharmacy including interdisciplinary clinical care, mail-order operations, pharmaceutical supply chain, and digital health. Most recently, he led the business and product teams to create sustainable digital health programs and applications while serving as the Chief Clinical and Regulatory Compliance Officer for TRxADE Health, Inc., (NASDAQ: MEDS). He is a Board-Certified Geriatric Pharmacist and holds various certifications for medication therapy management, pharmacogenomics, and teaching with several prestigious universities across Florida. Dr. Pirani earned his Doctorate of Pharmacy from the University of South Florida College of Pharmacy and is an honorary member of Phi Lambda Sigma, the distinguished pharmacy leadership society. Dr. Pirani is committed to clinical excellence and focused on innovating health-tech to build patient-centric digital health solutions that create value for all stakeholders across the healthcare continuum while improving access and outcomes for patients.

Srini Kalla is a former senior executive of OptumRx (UnitedHealth Group) and Elevance Health, and brings meaningful expertise in pharmacy and PBM healthcare technology, with a track record of leading major tech initiatives and M&A integrations across the healthcare landscape. During his time with Elevance Health between February 2024 and October 2024, Srini led the company’s technology strategy and M&A initiatives for the Pharmacy Benefit Management (PBM) and Pharmacy business units while working cross-functionally with enterprise strategy, product, finance, and technology teams to evaluate and execute on strategic investment and partnership opportunities. He also drove due diligence for pharmacy-related acquisitions, assessed technology alignment, integration feasibility, and value creation opportunities, and provided executive-level guidance on build-vs-buy decisions and long-term technology architecture strategy to support scalable pharmacy services. During his time at OptumRx between 2010 and 2024, Srini held various leadership roles across PBM and clinical technology domains, culminating in the role of Vice President. In this regard, he directed end-to-end technology strategy, product engineering, and platform modernization initiatives impacting pharmacy operations, claims processing, prior authorization, adherence programs, and clinical interventions. Srini holds a bachelor of technology (engineering) from the College of Technology, OU, in India and a masters in management information systems from the University of South Florida in Tampa, Florida.

Suren Ajjarapu is Chairman of the board of directors of the Company. Mr. Ajjarapu has served TRxADE as Chairman of the Board, Chief Executive Officer, and Secretary since TRxADE’s acquisition of TRxADE Nevada on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of TRxADE Nevada since its inception. Mr. Ajjarapu has also served as Chairman and Chief Executive Officer of Kernel Group Holdings, Inc. (NASDAQ: KRNL), a special purpose acquisition company, since December 2022, served as Chairman and Chief Executive Officer of Oceantech Acquisitions I Corp. (NASDAQ: OTEC), a special purpose acquisition company, since March 2023, served as Chairman and Chief Executive Officer of PowerUp Acquisition Corp. (NASDAQ: PWUP), a special purpose acquisition company, since August 2023, and served as a director and the Chief Executive Officer of Integrated Wellness Acquisition Corp (NYSE: WEL), a special purpose acquisition company, since January 2024 and February 2024, respectively. Mr. Ajjarapu served as Chairman and Chief Executive Officer of Aesther Healthcare Acquisition Corp. (NASDAQ: AEHA), a special purpose acquisition company, from June 2021 until the completion of its initial business combination in February 2023. Mr. Ajjarapu now serves as a director of the post-combination company Ocean Biomedical, Inc. (NASDAQ: OCEA). Mr. Ajjarapu served as Chairman and Chief Executive Officer of Semper Paratus Acquisition Corporation (NASDAQ: LSGT), a special purpose acquisition company, from June 2023 until the completion of its initial business combination in February 2024. Mr. Ajjarapu now serves as a director of the post-combination company Tevogen Bio Holdings Inc. (Nasdaq AMERICAN: TVGN). Mr. Ajjarapu also serves as a director and is the former Chief Executive Officer of Wellgistics Health. Mr. Ajjarapu has served on the board of directors of Kano Energy, Inc, which is involved in developing renewable natural gas sites in USA, since 2018. Mr. Ajjarapu has also served as Chairman of Feeder Creek Group, Inc., since March 2018. Feeder Creek Group, Inc. is a company involved in developing renewable natural gas sites in Iowa. Mr. Ajjarapu was a Founder, Chief Executive Officer and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, Chief Operating Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Non-Employee Directors

Donald Fell Mr. Fell’s career has spanned over 40 years with a variety of academic and business organizations. He has served as an independent director of the following public companies: TRxADE HEALTH, INC. and Trxade Nevada from January 2014 until 2024; Aesther Healthcare Acquisition Corp. from 2021 – 2023; Oceantech Acquisition Corp. from 2022 through 2023; Semper Paratus Acquisition Corp. from 2023 through 2024; Kernel Group Holdings Corp. from 2023 through 2024 and Powerup Acquisitions Corp. from 2023 through 2024. He also formerly served on the board of Fiona Consumer Products Pvt. Ltd. (Delhi, India).

He presently serves as independent director for the following corporations: Integrated Wellness Acquisition Corp. since 2023; Scienture Holdings, Inc. since 2024; Aspire Biopharma Holdings, Inc. since 2025; Crown Reserve Acquisition Corp. since 2025. He serves on the audit, compensation, governance and nominations committees for those companies. He presently serves as special advisor to the University of South Florida Economics Department.

From 1992 - 2025 he served as Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct graduate professor of economics for the University of Colorado, Colorado Springs. Mr. Fell previously held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute from 1995 to 2012. Mr. Fell was also a visiting MBA professor at the University of LaRochelle, France, and an adjunct professor of economics at both Illinois State University and The Ohio State University. He has served as a manufacturing engineering/econometric consultant to Sundstrand Corporation and consultant to a variety of non profit organizations.

Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and has all but dissertation (ABD) in economics from Illinois State University. In his academic positions he has lectured throughout the U.S., Canada, the Islands, Eastern Europe and Asia on global economics and environmental economics topics.

Gary Herman Mr. Herman has been a member of the board since February 2026. Is a seasoned investor with extensive investment and business experience. Since October 2024, he has served as Chief Executive Officer and Interim Chief Financial Officer of Advent Technologies Holdings, Inc. Since 2021 he has been the Chief Operating Officer of Galloway Capital Partners. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities, LLC, a New York-based broker-dealer, and co-managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliated entities. From January 2011 to August 2013, he co-managed Abacoa Capital Master Fund, Ltd., a global macro-focused investment fund. Earlier in his career, Mr. Herman served as an investment banker with Burnham Securities, Inc. from 1997 to 2002. From 1993 to 1997, he was a Managing Partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman holds a B.S. in Political Science from the University at Albany, Rockefeller College of Public Affairs & Policy, with minors in Business and Music. Mr. Herman has significant experience serving on the boards of both public and private companies. He also serves on the boards of Advent Technologies Holdings, Inc. (OTCQB: ADNH) and SusGlobal Energy Corp. (OTCQB: SNRG).

Marlene Velez. Ms. Velez has more than 20 years of executive leadership experience, including roles in operations, human capital management, and business development. She is the co-founder of VRealty Partners, a real estate and business brokerage firm, and the founder and Chief Executive Officer of MVPartners Group, a business advisory firm, positions she has held since 2020 and 2024, respectively.

Prior to her entrepreneurial roles, Ms. Velez served as Chief People & Culture Officer at Power Design, Inc., an electrical contracting company, where she was employed for approximately 20 years. During her tenure, she supported the company’s growth from a regional business to a national organization with a significantly expanded workforce.

Ms. Velez currently serves on the Associate Board of Grow Financial Federal Credit Union and on the Board of Directors of Junior Achievement of Tampa Bay. She also serves on an advisory board at the University of South Florida.

Ms. Velez holds an Executive Master of Business Administration and a Bachelor of Arts in Psychology from the University of South Florida. She also holds the Associate Certified Coach (ACC) credential from the International Coaching Federation and the Senior Professional in Human Resources (SPHR) designation from the HR Certification Institute.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Audit Committee

Our Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Gary Herman, who serves as Chairman of the Audit Committee, Donald Fell and Marlene Velez. Our Board of Directors has determined that Mr. Herman qualifies as an audit committee financial expert within the meaning of the rules and regulations of the SEC and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, our Board of Directors considered Mr. Herman’s formal education and previous experience in financial roles.

Our Board of Directors has also determined that Mr. Herman satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Mr. Herman can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements.

Both the Company’s independent registered public accounting firm and management periodically will meet privately with the Audit Committee. The Audit Committee is responsible for, among other things:

●	Evaluating the performance, independence and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;
●	monitoring the integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
●	Reviewing the integrity, adequacy and effectiveness of the Company’s internal control policies and procedures;
●	Preparing the audit committee report required by the SEC to be included in the Company’s annual proxy statement;
●	Discussing the scope and results of the audit with the Company’s independent auditors, and reviewing with management and the Company’s independent auditors the Company’s interim and year-end operating results;
●	Establishing and overseeing procedures for employees to submit concerns anonymously about questionable accounting or auditing matters;
●	Reviewing the Company’s guidelines and policies on risk assessment and risk management;
●	Reviewing and approving related party transactions;
●	Obtaining and reviewing a report by the Company’s independent auditors at least annually, that describes the Company’s independent auditors’ internal quality control procedures, any material issues raised by review under such procedures, and any steps taken to deal with such issues when required by applicable law; and
●	Approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the Company’s independent auditors.

The composition and function of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations, and Nasdaq listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Nominating and Compensation Committee

Our Board of Directors has appointed Donald Fell and Marlene Velez to serve on the Nominating and Compensation Committee of the Board of Directors. Our Board of Directors has determined that Mr. Fell will be a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of Nasdaq. The functions of the Nominating and Compensation Committee include, among other things:

●	Approving the retention of compensation consultants and outside service providers and advisors;
●	Reviewing and approving, or recommending that the Board of Directors approve, the compensation of the Company’s executive officers, including annual base salary, annual incentive bonuses, specific performance goals relevant to their compensation, equity compensation, and employment agreements;
●	Reviewing and recommending to the Board of Directors the compensation of the Company’s directors;
●	Administering and determining any award grants under the Company’s equity and non-equity incentive plans;
●	Reviewing and evaluating succession plans for the Company’s executive officers;
●	Preparing the compensation committee report required by the SEC to be included in the Company’s annual proxy statement;
●	Periodically reviewing the Company’s practices and policies of employee compensation as they relate to risk management and risk-taking incentives;
●	Identifying, evaluating, and recommending individuals qualified to become members of the Board of Directors and its committees;
●	Evaluating the performance of the Board of Directors and of individual directors;
●	Reviewing the Company’s environmental and social responsibility policies and practices;
●	Developing and recommending corporate governance guidelines to the Board of Directors; and
●	Overseeing an annual evaluation of the Board of Directors and management.

The composition and function of the Nominating and Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations, and Nasdaq listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee Interlocks and Insider Participation

None of the members of the Company’s Nominating and Compensation Committee has at any time during the prior three years been an officer or employee of the Company. Furthermore, none of the Company’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s board of directors or compensation committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner.

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

We are an “emerging growth company” within the meaning of the Securities Act and have elected to comply with the reduced compensation disclosure requirements available to such emerging growth companies. Under Item 402 of Regulation S-K, (i) our principal executive officer or the individual in a similar capacity during the year ended December 31, 2025, regardless of compensation level, (ii) our two most highly compensated executive officers other than persons described in the preceding clause (i) who were serving as our executive officers at December 31, 2025; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2025, are considered our “named executive officers” or “NEOs.”

As of December 31, 2025, our NEOs and their respective positions were:

●	Brian Norton, Former Chief Executive Officer;
●	Prashant Patel, President;
●	Suren Ajjarapu, Chariman of Board;
●	Tim Canning, Former Chief Executive Officer;
●	Srini Kalla, Chief Information Officer;
●	Chuck Wilson, Former Chief Information Officer;
●	Mark DiSiena, Former Chief Financial Officer;
●	Vishnu Balu, Former Chief Financial Officer and,
●	Eric Sherb, Interim Chief Financial Officer.

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Brian Norton, Former Chief Executive Officer	2025	$388,711	$-	$24,300,000	$-	$-	$24,688,711
	2024	$-	$-	$-	$-	$-	$-

Timothy Canning, Former Chief Executive Officer	2025	$103,708	$-	$832,500	$-	$-	$936,208
	2024	$300,000	$-	$-	$-	$30,000	$330,000

Prashant Patel, President	2025	$5,882	$-	$11,838,516	$-	$-	$11,844,398
	2024	$400,000	$-	$-	$-	$-	$400,000

Suren Ajjarapu, Chairman of Board	2025	$5,882	$-	$11,838,516	$-	$-	$11,844,398
	2024	$400,000	$-	$-	$-	$-	$400,000

Srini Kalla, Chief Information Officer	2025	$233,226	$-	$850,666	$-	$-	$1,083,892
	2024	$62,500	$-	$-	$-	$-	$62,500

Charles Wilson, Former Chief Operating Officer	2025	$88,127	$-	$386,666	$-	$-	$474,93
	2024	$-	$-	.	$-	$-	$-

Mark, DiSiena, Former Chief Financial Officer	2025	$236,889	$-	$-	$-	$-	$236,889
	2024	$-	$-	.	$-	$-	$-

Vishnu Balu, Former Chief Financial Officer	2025	$83,019	$-	$-	$-	$-	$83,019
	2024	$-	$-	.	$-	$-	$-

Eric Sherb, Interim Chief Financial Officer	2025	$42,570	$-	$-	$-	$-	$42,570
	2024	$-	$-	.	$-	$-	$-

During the fiscal year 2025, the Company granted stock awards to certain NEOs.

(1)	Brian Norton, Former Chief Executive Officer, received 9,000,000 stock awards with a grant date fair value of $24,300,000.
(2)	Prashant Patel, President, and Suren Ajjarapu, Chairman of the Board, each received stock awards 4,082,247, including shares granted to their respective affiliates, with an aggregate grant date fair value of $11,838,516.
(3)	Timothy Canning, Former Chief Executive Officer, received 750,000 stock awards with a grant date fair value of $832,500.
(4)	Srini Kalla, Chief Information Officer, received 293,333 stock awards with a grant date fair value of $850,666.
(5)	Charles Wilson, Chief Operating Officer, received 133,333 stock awards with a grant date fair value of $386,666.

Narrative to the 2025 Summary Compensation Table

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

Components of Compensation for Fiscal Year 2025

Base Salary and Bonuses. As existing executive officers and NEOs, receive a base salary and bonuses to compensate them for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts will be established based on consideration of, among other factors, the scope of the NEO’s position, responsibilities and years of service and the compensation committee’s general knowledge of the competitive market, based on, among other things, experience with other similarly situated companies and Wellgistics Health’s industry and market data reviewed by the compensation committee.

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

A stock option is the right to purchase shares of the Company’s common stock at a future date at a specified price per share (the “exercise price”). The per share exercise price of an option generally may not be less than the fair market value of a share of the Company’s common stock on the date of grant. The maximum term of an option is ten years from the date of grant. An option may either be an incentive stock option or a nonqualified stock option. Incentive stock option benefits are taxed differently from nonqualified stock options, as described under “U.S. Federal Income Tax Consequences of Awards Under the Incentive Plan” below. Incentive stock options are also subject to more restrictive terms and are limited in amount by the Code and the Incentive Plan. Incentive stock options may only be granted to employees of Wellgistics Health or a subsidiary.

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

Director Compensation

Summary Independent Director Compensation Table

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a non-executive director of the Company for some portion or all of 2025. Other than as set forth in the table and described more fully below, the Company did not pay any fees, make any equity or non-equity awards, or pay any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees earned or paid in cash	Stock Awards**	Option Awards***	Total
Donald W. Anderson*	$145,000	$580,000		$725,000
Rebecca Shanahan*	110,000	580,000	-	690,000
Sajid Syed	-	191,400	-	191,400
Donald Fell	20,000	-	-	20,000
Howard Doss*	20,000	-	-	20,000
Michael Peterson*	60,000	182,600	-	242,600
Steven Lee*	20,000	-	-	20,000
Prashant Patel	7,500	-	-	7,500
Suren Ajjarapu	7,500	-	-	7,500
	$390,000	$1,534,000	$-	$1,909,000

* Former director

**Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in the Critical Accounting Estimates as disclosed in our Consolidated Financial Statements for the year ended December 31, 2023. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the director upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

*** Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with the Black-Scholes option pricing model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. The Company estimates volatility by reference to the historical volatilities of the Company. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Independent Director Compensation Policy

We previously entered into individual agreements with each of its independent directors where we agreed to pay Mr. Anderson and Ms. Shanahan an annual cash retainer of $50,000 and Mr. Peterson an annual cash retainer of $120,000 per year. In addition, we agreed to carry director and officer insurance for Mr. Peterson and to make a one-time issuance of 200,000 shares of our Common Stock at a price per share equal to the fair market value of the Common Stock on the grant date. These 200,000 shares vest in equal amounts of a three year period beginning on the first anniversary date of the grant.

On July 31, 2025, we adopted a non-employee director compensation policy designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Pursuant to the policy, each non-employee director will receive an annual cash retainer of $120,000, payable at the director’s election in cash or shares of Common Stock. These retainers are paid quarterly in arrears on or before the fifteenth (15th) business day following the end of each calendar quarter. Each non-employee director also receives an annual equity award of 60,000 shares of Common Stock under the Company’s Amended and Restated 2023 Equity Incentive Plan. These shares of Common Stock are to be issued annually in arrears on or before the fifteenth (15th) business day following the end of each calendar year. Non-employee directors are also reimbursed for reasonable travel expenses in connection with their attendance at board of director and committee meetings. Upon appointment, each non-employee directors will receive 200,000 restricted shares of Common Stock, vesting in equal installments over three (3) years.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 2, 2026, for (a) each stockholder known by us to own beneficially more than 5% of the Company’s common stock (b) our NEOs, (c) each of our directors, and (d) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. A person is also deemed to be a beneficial owner of the Company’s common stock if that person has or shares voting power, which includes the power to vote or direct the voting of the Company’s common stock or investment power, which includes the power to dispose of or to direct the disposition of such capital stock. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of the Company’s common stock shown as beneficially owned by the stockholder.

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

	Shares Benefically Owned
Name of Beneficial Owner	Number	Percent of Common Stock (%)
Directors and Named Executive Officers - Current & Former
Brian Norton(2)	18,204,807	17.20%
Prashant Patel(3)	10,990,247	10.38%
Surren Ajjarapu(4)	12,826,558	12.12%
Donald Aderson	244,720	0.23%
Rebecca Shahnahan	244,720	0.23%
Shafaat Pirani	102,080	0.10%
Tim Canning(5)	750,000	0.71%
Srini Kalla	293,333	0.28%
Chuck Wilson	133,333	0.13%
Sajid Syed	110,720	0.10%
Michael L. Peterson	200,000	0.19%
All directors and executive officers as a group	41,182,021	41.66%

Other Five Percent Holders:
Annapurna Gundlapalli, Trustee of the Annapurna Gundlapalli Revocable Trust 2010	8,944,000	8.45%
Patel Trust 2010	4,472,000	4.22%
Sandhya Ajjarapu, Trustee of the Sandhya Ajjarapu Revocable Trust 2007	4,463,000	4.22%

(1) The mailing address of all individuals listed is c/o Wellgistics Health, Inc., 3000 Bayport Drive Suite 950, Tampa, FL 33607.

(2) Includes (i) 9,044,720 shares owned directly by Mr. Norton, (ii) 6,602,926 shares owned by Strategix Global LLC, an entity in which Mr. Norton has a beneficial interest, and (iii) 2,557,161 shares owned by Nomad Capital LLC, an entity in which Mr. Norton has a beneficial interest. Brian Norton resigned as Chief Executive Officer of the Company effective from October 6, 2025.

(3) Includes (i) 4,118,247 shares owned directly by Mr. Patel, (ii) 4,472,000 shares owned by the Patel Trust 2010, for which Mr. Patel claims beneficial ownership, as co-trustee with his wife, Rina Patel, and (iii) 2,400,000 shares owned by Goldshield Health LLC, an entity that Mr. Patel beneficially owns and for which Mr. Patel thereby claims beneficial ownership. Mr. Patel voluntarily resigned as an officer and director of the Company effective August 8, 2025. Mr. Patel’s decision to resign is not the result of any dispute or disagreement with the Company, the Company’s management or the Company’s board of directors on any matter relating to the Company’s operations, policies, or practices.

(4) Includes (i) 2,882,247 shares owned directly by Mr. Ajjarapu, (ii) 4,463,200 shares owned by the Sandhya Ajjarapu Revocable Trust 2007, for which Mr. Ajjarapu claims beneficial ownership through his wife, Sandhya Ajjarapu, who serves as trustee, and (iii) 3,100,000 shares owned by Sansur Associates LLC, an entity that Mr. Ajjarapu beneficially owns and for which Mr. Ajjarapu thereby claims beneficial ownership (iv) 2,381,111 shares owned by Sea Rider Capital LLC, an entity that Mr. Ajjarupu beneficially owned.

(5) Mr. Canning resigned as Chief Executive Officer of the Company effective February 28, 2025.

a.	Donald Aderson, Rebecca Shahnahan and Michael L. Peterson resigned from the Company effective from October 1, 2025.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in coloumn (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	-

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our common stock is traded on The NASDAQ Capital Market. Our Board of Directors has determined that all of its current members qualify as an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq listing rules.

Related Transactions

In addition to the compensation arrangements with our directors and executive officers incorporated by reference into the registration statement of which this prospectus forms a part, the following is a description of each transaction since January 1, 2024, and each currently proposed transaction in which (i) we have been or will be a participant; (ii) the amount involved exceeds or will exceed the lesser of $120,000 or one percent (1%) of the average of the our total assets at year-end for the last two completed fiscal years; and (iii) any of our directors, executive officers or beneficial holders of more than five percent (5%) of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Wood Sage Membership Interest Purchase Agreement

During January of 2023, we entered into a Membership Interest Purchase Agreement with Nikul Panchal, an individual resident of the State of Florida, in connection with our acquisition of Wood Sage. We and Mr. Panchal amended and restated this agreement on June 16, 2024, whereby we revised the closing payment to be made by us to Mr. Panchal to be 0.389 shares of the Company’s common stock, before giving effect to any forward or reverse stock splits. The shares issued by us to Mr. Panchal were meant to approximate total cash compensation of $400,000 with a 20% discount. Mr. Panchal currently is our Vice President of Business Development and Sales in addition to being a stockholder of the Company.

Wellgistics LLC Membership Interest Purchase Agreement

During May 2023, we entered into a Membership Interest Purchase Agreement with Wellgistics LLC and its owners, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton (the “Wellgistics MIPA”), whereby we agreed to acquire all of the issued outstanding membership interests of Wellgistics LLC. Wellgistics LLC was founded in 2013 and has been continuously operating.

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

April 2025 Promissory Note

On April 4, 2025, the Company issued a promissory note (the “April 2025 Note”) to a Sansur Associates, LLC, an entity beneficially owned by Surendra Ajjarapu, the Chairman of the Company’s Board, in the principal amount of $500,000. The April 2025 Note bore interest at a rate equal to ten percent (10%) per annum, is unsecured, and was to mature on October 7, 2025. No funds were advanced under the April 2025 Note and the Company and Sansur Associates, LLC mutually agreed to terminate the note in August 2025.

Executive Employment Agreements

On January 18, 2024, the Company entered into an executive employment agreement with Tim Canning, its Chief Executive Officer. The initial term of the agreement expires on December 31, 2026, and the term will be automatically renewed until the agreement is terminated pursuant to its terms. Mr. Canning’s initial annual base salary was $300,000 and such base salary was subject to adjustment by the compensation committee each year. Mr. Canning was also eligible to receive a yearly cash, stock, or equity bonus and a yearly performance bonus of up to 75% of his base salary. Such bonus amounts were determined by the compensation committee. In addition to certain customary benefits, Mr. Canning received a monthly apartment allowance of $2,500. As previously disclosed, Mr. Canning resigned from the Company, effective as of February 28, 2025. Mr. Canning’s decision to resign was not the result of any dispute or disagreement with the Company, the Company’s management or the Board on any matter relating to the Company’s operations, policies or practices..

On April 15, 2024, the Company entered into a contract agreement with Aletheia Strategic Advisory LLC (“Aletheia”), whereby Vishnu Balu—the sole member of Aletheia—agreed to serve as Wellgistics Health’s financial lead or Chief Financial Officer. Mr. Balu’s formal title with Wellgistics Health was Vice President of Finance and Chief Financial Officer. The agreement may be terminated upon three-month notice unless Mr. Balu’s position is converted to another full-time position. In exchange for Mr. Balu service, Wellgistics Health committed to pay Mr. Balu an annual fee equal to $200,000. Mr. Balu resigned as the Company’s Chief Financial Officer effective as of April 22, 2025. Mr. Balu’s decision to resign is not the result of any dispute or disagreement with the Company, the Company’s management or the Company’s Board of Directors on any matter relating to the Company’s operations, policies or practices.

On February 28, 2025, the Company and Mr. Norton entered into an employment agreement (the “Norton Employment Agreement”) that provides for an annual base salary of $490,000. Mr. Norton’s base salary may increase as determined by the compensation committee of the Company’s Board of Directors in its sole discretion, and will increase by 5% in the event Mr. Norton meets at least 90% of certain annual performance metrics established by the compensation committee. Furthermore, Mr. Norton is eligible for a performance based bonus of up to 100% of his base salary as determined by the compensation committee that is contingent upon the achievement of certain performance objectives and a yearly discretionary cash stock or equity bonus in an amount determined by the compensation committee. The Norton Employment Agreement provides an automobile allowance of $1,000 per month and a relocation allowance of $15,000. Pursuant to the Norton Employment Agreement, the Company agreed to award 9,000,000 shares of restricted Common Stock to Mr. Norton that would vest over no more than three years contingent upon the Company realizing certain financial performance targets. This restricted stock award was granted in March 2025. While the performance targets had not yet been achieved, the Compensation Committee of the Board of Directors accelerated the vesting of this award effective July 24, 2025 following the conversion of the approximately $8.1 million closing payment due to the Wellgistics, LLC sellers to common stock of the Company as further described in “Business—Overview.” As a result of such acceleration, these shares of Common Stock are no longer restricted. Under the Norton Employment Agreement, Mr. Norton is eligible for other employee benefits in accordance with the Company’s policies and plans.

On April 22, 2025, the Company and Mr. DiSiena entered into an employment agreement (the “DiSiena Employment Agreement”) that provides for Mr. DiSiena to be paid an annual salary of $200,000 per year, which will increase to $275,000 per year upon the Company’s completion of a funding round in a minimum amount of $10 million. Mr. DiSiena also is eligible for a discretionary bonus as determined by the Company’s Board of Directors. Mr. DiSiena is eligible for other employee benefits in accordance with the Company’s policies and plans. In addition, the Company has agreed, pursuant to the DiSiena Employment Agreement, to issue 150,000 restricted shares of the Company’s Common Stock to Mr. DiSiena on or before July 21, 2025. These shares of Common Shares vest in equal annual installments, with the first installment vesting on December 31, 2025, contingent upon Mr. DiSiena remaining employed by and in good standing with the Company as of each vesting date. The DiSiena Employment Agreement is effective for 3 years and will be automatically renewed for successive one-year terms unless either party provides written notice of an intention to terminate employment or the DiSiena Employment Agreement is otherwise terminated pursuant to its terms.

On June 10, 2025 the Company and Mr. Madsen entered into an employment agreement (the “Madsen Employment Agreement”) that provides for Mr. Madsen to be paid an annual salary of $450,000 per year. Mr. Madsen also is eligible for (i) a discretionary bonus as determined by the Company’s Board of Directors provided that Mr. Madsen has been employed for the duration of the relevant fiscal year and (ii) an annual performance bonus equal to a percentage of Mr. Madsen’s base salary as determined by the Compensation Committee of the Company’s Board of Directors. Mr. Madsen also receives an automobile allowance of $1,000 per month and will receive a $50,000 signing and relocation bonus of $50,000 upon the Company’s completion of a funding round for the Company. Mr. Madsen is eligible for other employee benefits in accordance with the Company’s policies and plans. The Madsen Employment Agreement also contains customary representations and warranties and restrictive covenants. The Madsen Employment Agreement is effective for 3 years and will be automatically renewed for successive one-year terms unless either party provides written notice of an intention to terminate employment or the Madsen Employment Agreement is otherwise terminated pursuant to its terms.

Indemnification Agreements

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

The following table presents fees for professional audit services rendered by Suri & Co. (“Suri”) for the audit of the Company’s annual financial statements for the year ended December 31, 2025 and 2024 and fees billed for other services rendered during those periods:

	2025	2024
Audit fees (1)	$303,045	$96,000
Audit-Related Fees
Tax Fees
All other fees (2)
Total	$303,045	$96,000

(1) Audit fees consist of fees billed for professional services performed by Suri & Co. for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and review of the registration statement on Form S-1 for our initial public offering, and related services that are normally provided in connection with statutory and regulatory filings or engagements

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

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

(3)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Wellgistics Health, Inc., as amended and currently in effect (incorporated by reference to Exhibit 3.1 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025).
3.2	Bylaws of Wellgistics Health, Inc. as currently in effect (incorporated by reference to Exhibit 3.2 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025).
10.1**	Amended and Restated Membership Interest Purchase Agreement dated June 16, 2024, by and between Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) and Nikul Panchal (incorporated by reference to Exhibit 10.1 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025).
10.2**	Membership Interest Purchase Agreement dated May 11, 2023, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton, as amended (incorporated by reference to Exhibit 10.2 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.3*	[Lock-Up Agreements]
10.4	Second Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.5†	Executive Employment Agreement dated January 1, 2023, by and between Suren Ajjarapu and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.6 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.6†	Executive Employment Agreement dated January 1, 2023, by and between Dr. Shafaat Pirani and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.7 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.8†	Executive Employment Agreement dated January 1, 2023, by and between Prashant Patel and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.)
10.9†	Executive Employment Agreement dated January 1, 2023, by and between Nikul Panchal and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.)
10.10†	Indemnification Agreement dated January 9, 2024, by and between Tim Canning and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.)
10.11†	Contract Agreement dated April 15, 2024, by and between Aletheia Strategic Advisory LLC and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.)
10.12	Lease Agreement dated March 23, 2024, by and between GVI-IP TAMPA OFFICE OWNER, LLC and Wellgistics, LLC and Wellgistics Health, Inc (f/k/a Danam Health, Inc.)
10.13	Promissory Note dated August 22, 2023, made by Wood Sage, LLC in favor of Integral Health, Inc.
10.14	Promissory Note dated January 12, 2024, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Strategic EP LLC
10.15	Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.)
10.16	Promissory Note dated September 13, 2023, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Nomad Capital LLC
10.17	Loan and Security Agreement dated November 22, 2024, by and between Marco Capital, Inc. and Wellgistics, LLC
10.18	Guaranty Agreement dated as of November 22, 2024, by Wellgistics Health, Inc. (formerly Danam Health, Inc.) in favor of Marco Capital, Inc.
10.19	Roadie, Inc. Services Agreement dated July 12, 2023, by and between Roadie, Inc. and Alliance Pharma Solutions, LLC dba DelivMeds
10.20	Integration and Delivery Services Agreement dated January 26, 2022, by and between Lyft Healthcare, Inc. and Alliance Pharma Solutions, LLC d/b/a DelivMeds
10.21	Master Services Agreement dated November 20, 2023, by and between Best Computer Systems, Inc. d/b/a BestRx Pharmacy Software and DelivMeds
10.22	340B Contract Pharmacy Services Agreement dated April 1, 2021, by and between Community Specialty Pharmacy, LLC and AIDS Service Association of Pinellas, Inc. dba EPIC
10.23	Participating Pharmacy Agreement dated February 6, 2023, by and between Medzoomer, Inc. and Community Specialty Pharmacy Inc.
10.24	Standard Merchant Cash Advance Agreement dated October 1, 2024, by and between Cedar Advance LLC and Wellgistics LLC / Danam Health, Inc.
21.1	List of Subsidiaries of Wellgistics Health, Inc. (incorporated by reference to Exhibit 21.1 of Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
23.1*	Consent of Suri & Co.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.
**	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLGISTICS HEALTH, INC.

Date: March 20, 2026		/s/ Prashant Patel
	By:	Prashant Patel, Principal Executive Officer)

Date: March 20, 2026		/s/ Eric Sherb
	By:	Eric Sherb (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Prashant Patel	Prashant Patel	March 20, 2026
Brian Norton	(Principal Executive Officer)

/s/ Eric Sherb	Interim Chief Financial Officer	March 20, 2026
Eric Sherb	(Principal Financial Officer, Principal Accounting Officer)

/s/ Suren Ajjarapu	Director	March 20, 2026
Suren Ajjarapu

/s/ Prashant Patel	Director	March 20, 2026
Prashant Patel

/s/ Gary Herman	Director	March 20, 2026
Gary Herman

/s/ Donald Fell	Director	March 20, 2026
Donald Fell

