Form 10-K/A
period 2025-12-31
Wellgistics Health, Inc.
filed 2026-04-24
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Wellgistics Health, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2026 (the “Original Filing”), solely to (1) restate Part III, Item 10 in its entirety, (2) restate Part III, Item 12 in its entirety, and (3) incorporate additional items in the Exhibits, including, but not limited to, a copy of the Company’s Clawback Policy (the “Clawback Policy”). This Amendment contains only the cover page, this explanatory note, Items 10 and 12 of Part III, the exhibit index and the signature page.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing, including the information disclosed on (1) the Company’s Information Statement on Schedule 14C filed with the SEC on April 3, 2026, relating to the notice of the approval of a reverse stock split (2) the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2026, relating to entry into a Note Purchase Agreement with certain investors, (3) the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026, relating to the termination of the Settlement Agreement and Stipulation between the Company and Silverback Capital Inc., and (4) the Company’s Registration Statement on Form S-3 filed with the SEC on April 15, 2026, relating to the registration of securities. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers as of March 20, 2026.

Name	Age	Position	Director Since
Prashant Patel	51	President	2022
Eric Sherb	39	Interim Chief Financial Officer
Dr. Shafaat Pirani	36	Chief Clinical Officer
Srini Kalla	51	Chief Information Officer
Suren Ajjarapu	55	Chairman of Board	2022
Donald Fell*	80	Director	2025
Gary Harman*	61	Director	2026
Marlene Velez	46	Director	2026

*Independent Director

Executive Officers

Prashant Patel Mr. Patel has served as a member of the Board of Directors of the Company since 2022 and was re-appointed as President of the Company effective October 3, 2025, having previously served as Chief Strategy Officer and Vice Chairman of the Board until his resignation on August 8, 2025. Mr. Patel served on the board of Scienture from its acquisition of TRxADE Group, Inc., a Nevada corporation, on January 8, 2014, until January 16, 2025. He is an entrepreneur and a registered pharmacist with experience in multiple aspects of the pharmaceutical supply chain. He started several startups including retail and community pharmacy before expanding into pharmaceutical distribution and sales, focusing on pharmaceutical disposal and reverse distribution. He has also been a consultant to several return logistics pharmaceutical companies over the years. Mr. Patel possesses an excellent vision to bring transparency, efficiency and cost benefits to US pharmaceutical channel partners. After graduating with a BPharm from the University of Nottingham, UK, Mr. Patel completed an MSc in Transport, Trade and Finance from Cass Business School, City University, UK. Mr. Patel is not independent as a result of his position as President of the Company.

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

Nominating and Compensation Committee

Our Board of Directors has appointed Donald Fell and Marlene Velez to serve on the Nominating and Compensation Committee of the Board of Directors. Our Board of Directors has determined that Mr. Fell is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of Nasdaq. The functions of the Nominating and Compensation Committee include, among other things:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner, except that Prashant Patel, Suren Ajjarapu and Eric Sherb failed to timely file a Form 3 upon becoming a reporting person and subsequently filed such Form 3 late.

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

PART III

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Common Stock (%)
Directors and Named Executive Officers - Current & Former
Brian Norton(2)	18,204,807	17.20%
Prashant Patel(3)	10,990,247	10.38%
Suren Ajjarapu(4)	12,826,558	12.12%
Donald Aderson	244,720	0.23%
Rebecca Shahnahan	244,720	0.23%
Shafaat Pirani	102,080	0.10%
Tim Canning(5)	750,000	0.71%
Srini Kalla	293,333	0.28%
Chuck Wilson	133,333	0.13%
Sajid Syed	110,720	0.10%
Michael L. Peterson	200,000	0.19%
Gary Herman(6)	-	-
All directors and executive officers as a group	41,100,518	41.66%

Other Five Percent Holders:
Annapurna Gundlapalli, Trustee of the Annapurna Gundlapalli Revocable Trust 2010	8,944,000	8.45%

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

(5) Mr. Canning resigned as Chief Executive Officer of the Company effective February 28, 2025.

(6) Mr. Herman was elected to serve on the Board of Directors on February 4, 2026.

a.	Donald Aderson, Rebecca Shahnahan and Michael L. Peterson resigned from the Company effective from October 1, 2025.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of the Original Filing:

(1)	All Financial Statements: See “Index to Consolidated Financial Statements” in the Original Filing.

(2)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Wellgistics Health, Inc., as amended and currently in effect (incorporated by reference to Exhibit 3.1 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025).
3.2	Bylaws of Wellgistics Health, Inc. as currently in effect (incorporated by reference to Exhibit 3.2 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025).
10.1	Amended and Restated Membership Interest Purchase Agreement dated June 16, 2024, by and between Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) and Nikul Panchal (incorporated by reference to Exhibit 10.1 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025).
10.2	Membership Interest Purchase Agreement dated May 11, 2023, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton, as amended (incorporated by reference to Exhibit 10.2 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 1.1 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.4	Second Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.5†	Executive Employment Agreement dated January 1, 2023, by and between Suren Ajjarapu and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.6 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.6†	Executive Employment Agreement dated January 1, 2023, by and between Dr. Shafaat Pirani and Wellgistics Health, Inc. (incorporated by reference to Exhibit 10.7 Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
10.7†	Executive Employment Agreement dated January 1, 2023, by and between Nikul Panchal and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.9 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.8†	Indemnification Agreement dated January 9, 2024, by and between Tim Canning and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.10 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.9†	Contract Agreement dated April 15, 2024, by and between Aletheia Strategic Advisory LLC and Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.11 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.10	Lease Agreement dated March 23, 2024, by and between GVI-IP TAMPA OFFICE OWNER, LLC and Wellgistics, LLC and Wellgistics Health, Inc (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.12 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.11	Promissory Note dated August 22, 2023, made by Wood Sage, LLC in favor of Integral Health, Inc. (incorporated by reference to Exhibit 10.13 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.13	Promissory Note dated January 12, 2024, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Strategic EP LLC (incorporated by reference to Exhibit 10.14 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025).
10.14	Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) Promissory Note effective September 14, 2023, made by TRxADE, Inc. in favor of Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) (incorporated by reference to Exhibit 10.15 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.15	Promissory Note dated September 13, 2023, made by Wellgistics Health, Inc. (f/k/a Danam Health, Inc.) in favor of Nomad Capital LLC (incorporated by reference to Exhibit 10.16 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.16	Loan and Security Agreement dated November 22, 2024, by and between Marco Capital, Inc. and Wellgistics, LLC (incorporated by reference to Exhibit 10.17 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.17	Guaranty Agreement dated as of November 22, 2024, by Wellgistics Health, Inc. (formerly Danam Health, Inc.) in favor of Marco Capital, Inc. (incorporated by reference to Exhibit 10.18 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.18	Roadie, Inc. Services Agreement dated July 12, 2023, by and between Roadie, Inc. and Alliance Pharma Solutions, LLC dba DelivMeds (incorporated by reference to Exhibit 10.19 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.19

Integration and Delivery Services Agreement dated January 26, 2022, by and between Lyft Healthcare, Inc. and Alliance Pharma Solutions, LLC d/b/a DelivMeds (incorporated by reference to Exhibit 10.20 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)

10.20	Master Services Agreement dated November 20, 2023, by and between Best Computer Systems, Inc. d/b/a BestRx Pharmacy Software and DelivMeds (incorporated by reference to Exhibit 10.21 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.21	340B Contract Pharmacy Services Agreement dated April 1, 2021, by and between Community Specialty Pharmacy, LLC and AIDS Service Association of Pinellas, Inc. dba EPIC (incorporated by reference to Exhibit 10.22 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.22	Participating Pharmacy Agreement dated February 6, 2023, by and between Medzoomer, Inc. and Community Specialty Pharmacy Inc. (incorporated by reference to Exhibit 10.23 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.23	Standard Merchant Cash Advance Agreement dated October 1, 2024, by and between Cedar Advance LLC and Wellgistics LLC / Danam Health, Inc. (incorporated by reference to Exhibit 10.24 of Wellgistics Health, Inc.’s amended Registration Statement on Form S-1/A filed with the SEC on January 14, 2025)
10.24	Underwriting Agreement dated February 20, 205, by and between Wellgistics Health, Inc. and Craft Capital Management LLC (incorporated by reference to Exhibit 1.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on February 26, 2025)
10.25	Consulting Agreement dated February 25, 2025, by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC (incorporated by reference to Exhibit 1.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2025)
10.26	Consulting Agreement dated March 17, 2023, by and between Wellgistics Health, Inc. and Draper, Inc. (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2025)
10.27	Agreement and Plan of Merger dated April 8, 2025, by and among Wellgistics Health, Inc., Wellpeek Merger Sub 1, Inc., Wellpeek Merger Sub 2, LLC, Peek Healthcare Technologies, Inc., and the Stockholder Representative (incorporated by reference to Exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025)
10.28	Promissory Note made by Wellgistics Health, Inc. dated April 4, 2025 (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025)
10.29	Registration Rights Agreement by and between Wellgistics Health, Inc. and Hudson Global Ventures, LLC, dated April 9, 2025 (incorporated by reference to Exhibit 10.3 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2025)
10.30	Seventh Amendment to Membership Interest Purchase Agreement dated May 11, 2023, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton, as amended (incorporated by reference to Exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2025)
10.31	Executive Employment Agreement dated April 22, 2025, by and between the Company and Mark DiSiena (incorporated by reference to Exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on April 24, 2025)
10.32	Eighth Amendment to Membership Interest Purchase Agreement dated May 11, 2023, by and among Wellgistics Health, Inc. (f/k/a Danam Health, Inc.), Wellgistics, LLC, Strategix Global LLC, Nomad Capital LLC, Jouska Holdings LLC, and Brian Norton as Seller Representative, as amended (incorporated by reference to Exhibit 2.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2025)
10.33	Business Loan and Security Agreement dated as of August 26, 2025, among Agile Capital Funding, LLC, Wellgistics Health, Inc., and Wellgistics, LLC (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on August 29, 2025)
10.34	Form of Common Warrant dated September 25, 2025 (incorporated by reference to Exhibit 4.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2025)
10.35	Form of Placement Agent Warrant dated September 25, 2025 (incorporated by reference to Exhibit 4.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2025)

10.36	Form of Securities Purchase Agreement dated September 25, 2025, by and between Wellgistics Health, Inc. and certain investors (incorporated by reference to Exhibit 4.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2025)
10.37	Executive Employment Agreement dated as of Octobre 3, 2025 by and between Wellgistics Health, Inc. and Prashant Patel (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.38	License Agreement dated as of November 24, 2025 by and between Datavault AI Inc. and Wellgistics Health, Inc (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K/A filed with the SEC on November 26, 2025)
10.39	Form of Note, dated January 5, 2026 (incorporated by reference to Exhibit 4.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on January 8, 2026)
10.40	Form of Note Purchase Agreement dated as of January 5, 2026 by and between Wellgistics Health, Inc. and certain investors party thereto (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K/A filed with the SEC on January 8, 2026)
10.41	Form of Warrant, dated January 5, 2026 (incorporated by reference to Exhibit 10.2 of Wellgistics Health, Inc.’s Current Report on Form 8-K/A filed with the SEC on January 8, 2026)
10.42	Placement Agency Agreement dated as of January 5, 2026 by and between Wellgistics Health, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.3 of Wellgistics Health, Inc.’s Current Report on Form 8-K/A filed with the SEC on January 8, 2026)
10.43	Form of Note, dated January 16, 2026 (incorporated by reference to Exhibit 4.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.44	Form of Note Purchase Agreement dated as of January 16, 2026, by and between Wellgistics Health, Inc. and certain investors party thereto (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.45	Form of Warrant, dated January 16, 2026 (incorporated by reference to Exhibit 10.2 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.46	Placement Agency Agreement, dated as of January 16, 2026 by and between Wellgistics Health, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.3 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.47	Security Agreement, dated as of January 16, 2026, by and among Wellgistics Health, Inc., Wellgistics, LLC, Wood Sage LLC and the creditor party thereto (incorporated by reference to Exhibit 10.4 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.48	Intellectual Property Security Agreement, dated as of January 16, 2026, by and among Wellgistics Health, Inc. and the creditor party thereto (incorporated by reference to Exhibit 10.5 of Wellgistics Health, Inc.’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.49	Interim Commercialization and Revenue Share Agreement by and between Wellgistics Health Inc. and Kare Pharmtech, dated as of March 6, 2026 (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K/A filed with the SEC on March 11, 2026)
10.50	Form of Note, dated April 1, 2026 (incorporated by reference to Exhibit 4.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 7, 2026)
10.51	Form of Note Purchase Agreement dated as of April 1, 2026, by and between Wellgistics Health, Inc. and certain investors party thereto (incorporated by reference to Exhibit 10.1 of Wellgistics Health, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 7 2026)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 25, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 25, 2025)
21.1	List of Subsidiaries of Wellgistics Health, Inc. (incorporated by reference to Exhibit 21.1 of Wellgistics Health, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 14, 2025)
23.1	Consent of Suri & Co. (incorporated by reference to Exhibit 23.1 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 20, 2026)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 20, 2026)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 20, 2026)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 20, 2026)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 20, 2026)
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of Wellgistics Health, Inc.’s Annual Report on Form 10-K filed with the SEC on March 25, 2025)
*	Furnished herewith.
**	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLGISTICS HEALTH, INC.

Date: April 24, 2026		/s/ Prashant Patel
	By:	Prashant Patel (Principal Executive Officer)

Date: April 24, 2026		/s/ Eric Sherb
	By:	Eric Sherb (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Prashant Patel	Prashant Patel	April 24, 2026
Prashant Patel	(Principal Executive Officer)

/s/ Eric Sherb	Interim Chief Financial Officer	April 24, 2026
Eric Sherb	(Principal Financial Officer, Principal Accounting Officer)

/s/ Suren Ajjarapu	Director	April 24, 2026
Suren Ajjarapu

/s/ Prashant Patel	Director	April 24, 2026
Prashant Patel

/s/ Gary Herman	Director	April 24, 2026
Gary Herman

/s/ Donald Fell	Director	April 24, 2026
Donald Fell

/s/ Marlene Velez	Director	April 24, 2026
Marlene Velez