Form 10-Q
period 2026-03-31
Wellgistics Health, Inc.
filed 2026-05-19
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 19, 2026, there were 126,653,372 and 125,671,251 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLGISTICS HEALTH, INC.

CONSOLDIATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,730	$42,571
Accounts receivable, net	992,147	1,137,219
Inventories, net	1,713,599	1,639,426
Due from related party	4,200	-
Total current assets	2,761,676	2,819,216
Property, plant and equipment, net	201,514	229,376
Capitalized software	2,055,456	1,850,358
Operating lease, right-of-use-assets	844,400	966,893
Goodwill	14,193,923	14,193,923
Other intangible assets, net	9,985,713	10,314,675
Deposits	85,008	85,008
Total assets	$30,127,690	$30,459,449

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,977,377	$11,665,135
Accounts payable, related party	25,500	25,500
Accrued expenses and other liabilities	4,456,342	6,407,722
Due to related parties	-	225,000
Convertible notes payable	6,567,649	-
Current portion of debt obligations, net of debt discount	8,604,251	10,887,520
Operating lease liabilities- current portion	567,748	569,251
Total current liabilities	32,198,867	29,780,128
Notes payable	12,600,000	12,600,000
Operating lease liabilities	391,272	527,122
Total liabilities	$45,190,139	$42,907,250

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 120,380,108 and 102,289,619 shares issued and 119,397,987 and 101,307,498 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	11,940	10,131
Additional paid-in capital	103,699,898	98,573,758
Accumulated deficit	(118,774,287)	(111,031,690)
Total stockholders’ equity (deficit)	(15,062,449)	(12,447,801)
Total liabilities and stockholders’ equity (deficit)	$30,127,690	$30,459,449

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLDIATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net revenues	$1,559,563	$10,863,443
Cost of net revenues	1,389,342	10,170,802
Gross profit (loss)	170,221	692,641

Operating expenses:
General and administrative	4,868,935	31,172,920
Sales and marketing	960,000	65,217
Depreciation and amortization	356,824	802,872
Total operating expenses	6,185,759	32,041,009

Loss from operations	(6,015,538)	(31,348,368)

Other income/(expense):
Interest expense, net	(2,072,679)	(1,094,490)
Gain on extinguishment of vendor obligation	259,880	-
Settlement fees	(13,000)	-
Other income	98,740	11,955
Total other expense, net	(1,727,059)	(1,082,535)

Net loss before income taxes	(7,742,597)	(32,430,903)
Provision for income taxes	-	-
Net loss	$(7,742,597)	$(32,430,903)

Weighted average common shares outstanding - basic and diluted	104,621,250	51,916,787
Net loss per common share - basic and diluted	$(0.07)	$(0.62)

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	51,055,508	$5,105	$16,486,501	$(9,757,160)	$6,734,446
Common stock issued pursuant to public offering	888,889	89	3,999,911	-	4,000,000
Common stock issued pursuant to consulting agreements	152,000	15	543,505	-	543,520
Vested restricted stock granted to consultants	986,123	99	2,875,461	-	2,875,560
Vested restricted stock granted to directors	8,362,494	836	24,277,922	-	24,278,758
Vested restricted stock granted to employees	15,000	2	75,582	-	75,584
Offering costs	-	-	(1,598,196)	-	(1,598,196)
Net loss	-	-	-	(32,430,903)	(32,430,903)
Balance at March 31, 2025	61,460,014	$6,146	$46,660,685	$(42,188,063)	$4,478,768

Balance at December 31, 2025	101,307,498	$10,131	$98,573,758	$(111,031,690)	$(12,447,801)
Common stock and warrants issued in settlement of accrued compensation	10,000,000	1,000	2,588,580	-	2,589,580
Common stock issued in settlement of vendor obligation	6,466,000	647	1,355,973	-	1,356,620
Common stock issued as settlement and legal fees	400,000	40	51,960	-	52,000
Common stock issued pursuant to consulting agreement	1,224,489	122	514,163	-	514,285
Issuance of placement agent warrants in connection with convertible notes	-	-	416,965	-	416,965
Vested restricted stock granted to employees	-	-	169,853	-	169,853
Vested restricted stock granted to consultants	-	-	28,646	-	28,646
Net loss	-	-	-	(7,742,597)	(7,742,597)
Balance at March 31, 2026	119,397,987	$11,940	$103,699,898	$(118,774,287)	$(15,062,449)

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,742,597)	$(32,430,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowances for credit losses	93,698	76,154
Gain on extinguishment of vendor obligation	(259,880)	-
Amortization of debt discount	1,485,618	22,107
Stock-based compensation	1,357,764	27,773,421
Depreciation	27,862	39,807
Amortization	328,962	763,064
Changes in operating assets and liabilities:
Deferred offering costs		875,385
Accounts receivable, net	51,375	(180,098)
Inventories, net	(74,173)	(214,471)
Prepaid expenses	-	(334,785)
Accounts payable	1,472,242	1,876,683
Accrued expenses and other liabilities	90,060	474,494
Operating lease liabilities, net	(14,860)	(1,307)
Due from / to related parties, net	(229,200)	(87,000)
Net cash used in operating activities	(3,413,129)	(1,347,449)
Cash flows from investing activities:
Investments in capitalized software	(205,098)	(273,133)
Net cash used in investing activities	(205,098)	(273,133)
Cash flows from financing activities:
Proceeds from promissory note	-	615,000
Repayment of promissory note	(36,751)	-
Repayment of seller promissory note	-	(68,570)
Proceeds from revolving line of credit	-	(310,561)
Repayment of revolving line of credit	(143,525)	-
Proceeds from convertible notes	6,002,500
Proceeds from Merchant cash advance	-	471,158
Repayment of merchant cash advance	(90,281)	-
Repayment of term loan	(2,104,557)	-
Proceeds from common stock issued pursuant to public offering	-	4,000,000
Offering costs	-	(1,598,196)
Net cash provided by financing activities	3,627,386	3,108,831
Net change in cash and cash equivalents	9,159	1,488,249
Cash and cash equivalents at beginning of period	42,571	1,028,336
Cash and cash equivalents at end of period	$51,730	$2,516,585

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$132,751	$616,072

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for prepaid consulting services	$-	$334,783
Issuance of common stock and warrants in settlement of accrued compensation	$2,589,580	$-
Issuance of common stock in settlement of vendor and debt obligation	$1,356,620	$-
Fair value of warrants issued as debt issuance cost	$416,965	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

WELLGISTICS HEALTH, INC.

NOTES TO THE CONDENDSED CONSOLDIATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wellgistics Health, Inc. (the “Company,” “we,” “us,” or “our”) is a Delaware corporation headquartered in Tampa, Florida. The Company was initially organized as Ayan Sponsors LLC on September 6, 2022, and subsequently incorporated as Danam Health, Inc. on November 15, 2022. On October 4, 2024, the Company changed its corporate name to Wellgistics Health, Inc. by filing a duly authorized Certificate of Amendment to its Certificate of Incorporation.

The Company operates as a holding company with Wood Sage LLC (“Wood Sage”) as a directly held intermediate holding company subsidiary, Wellgistics Tech & Hub, LLC and Wellgistics Pharmacy, LLC as indirect operating subsidiaries, and Wellgistics, LLC as a direct operating subsidiary.

In June 2024, the Company closed on the acquisition of Wood Sage (the “Wood Sage Acquisition”), acquiring two operating subsidiaries: Wellgistics Tech & Hub, LLC (f/k/a Alliance Pharma Solutions LLC d/b/a DelivMeds), a pharmaceutical technology hub, and Wellgistics Pharmacy, LLC (f/k/a Community Specialty Pharmacy, LLC), a retail community specialty pharmacy. On August 30, 2024, the Company closed on the acquisition of Wellgistics, LLC (the “Wellgistics Acquisition”), a wholesale pharmaceutical distributor serving a network of independent pharmacies.

Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed on March 20, 2026, with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). These policies have been applied consistently in these unaudited condensed consolidated interim financial statements.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months then ended.

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Form 10-K filed with the SEC on March 20, 2026.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) in all material respects and have been consistently applied in preparing the accompanying unaudited condensed consolidated financial statements.

The condensed consolidated financial statements include the consolidated financial statements of Wood Sage since the acquisition on June 16, 2024 and financial statements of Wellgistics, LLC since the acquisition on August 30, 2024. All inter-company balances and transactions are eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Descriptions of significant accounting policies are included in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results could differ from those estimates.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2026 and 2025, there was no difference between net loss and comprehensive loss.

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

For the three months ended March 31, 2026, no single customer accounted for more than 10% of the Company’s total revenues. For the three months ended March 31, 2025, one customer accounted for approximately 24.6% of total revenues.

As of March 31, 2026, two customers accounted for approximately 25.4% and 11.1%, respectively, of gross accounts receivable. As of March 31, 2025, two customers accounted for approximately 20.2% and 13.0%, respectively, of gross accounts receivable.

The Company’s revenues and accounts receivable are subject to concentration risk due to its reliance on a limited number of significant customers. The loss of any one of these customers, or a material reduction in their purchase volumes, could have a material adverse effect on the Company’s business, financial condition, and results of operations. Management continues to actively pursue opportunities to broaden and diversify the Company’s customer base in order to reduce its exposure to this concentration risk.

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

The carrying amounts of cash, accounts receivable, deposits, accounts payable, accrued liabilities and short-term debt approximate their fair value because of the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

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

The Company provides for a 95% - 100% loss rate of the accounts receivable which are due over the period of 90 days. For the three months ended March 31, 2026 and 2025, the Company recognized a provision for credit losses of $93,698 and $76,154, respectively, within general and administrative expenses.

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

As of March 31, 2026 and December 31, 2025, the Company capitalized $2,704,641 and $2,499,553, respectively, in software development pertaining to the Delivmeds platform via its DelivMeds subsidiary.

The platform has not yet been placed in service and accordingly, amortization has not commenced.

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

The Company has not identified any such impairment losses for the three months ended March 31, 2026 and 2025.

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

No goodwill impairment was identified during the three months ended March 31, 2026 and 2025.

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

No impairment of long-lived assets was identified during the three months ended March 31, 2026 and 2025.

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

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Product revenue - distribution services	$225,665	$10,668,287
Pharmacy retail sales	1,134,416	114,676
Third party logistics services	199,482	80,480
Net revenues	$1,559,563	$10,863,443

All revenue for the three months ended March 31, 2026, and 2025, were within the United States.

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the consolidated balance sheets. Contract liabilities include payment received for incomplete performance obligations and are included in Unearned revenue on the unaudited condensed consolidated balance sheets

At March 31, 2026, and December 31, 2025, the Company had unearned revenue of $26,000 and $488,229, respectively, included in accrued expenses and other current liabilities.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive securities. For periods in which a net loss is reported, all potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Accordingly, basic and diluted net loss per share are the same for the three months ended March 31, 2026 and 2025.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025

Unvested restricted common stock	1,182,121	10,248,491
Unissued director share awards	60,000	-
Warrants	15,457,644	-
Convertible notes	20,027,114	-
Total potentially dilutive shares	36,726,879	10,248,491

Note 2. LIQUIDITY AND GOING CONCERN

For the three months ended March 31, 2026, the Company had a net loss of $7,742,597 and had an accumulated deficit of $118,774,287 as of March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of $51,730 and net cash used in operating activities of $3,413,129 for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these unaudited condensed consolidated financial statements are issued.

In addition, on December 10, 2025, the Company received a deficiency notice from The Nasdaq Stock Market LLC indicating that the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive trading days, and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has until June 8, 2026 to regain compliance with the minimum bid price requirement. On April 13, 2026, the Company received an additional deficiency notice from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies on the Nasdaq Capital Market to maintain a minimum stockholders’ equity of $2.5 million. If the Company is unable to regain compliance with the applicable Nasdaq listing requirements within the required timeframes, the Company’s common stock may be subject to delisting from the Nasdaq Capital Market, which could materially adversely affect the liquidity of the Company’s common stock and its ability to raise additional capita

Management Plans

Management is actively pursuing multiple initiatives to address the Company’s liquidity position and going concern uncertainty:

During the three months ended March 31, 2026, the Company raised gross proceeds of $6,500,000 through the issuance of secured convertible promissory notes to fund working capital requirements and satisfy existing debt obligations, including the full repayment of the Agile Capital Funding LLC arrangement.

Subsequent to March 31, 2026, the Company raised additional gross proceeds of $1,000,000 through the issuance of promissory notes to fund working capital requirements.

On April 2, 2026, the holders of a majority of the Company’s outstanding shares of common stock approved a reverse stock split at a ratio of not less than 1-for-25 and not more than 1-for-200, as determined by the Board of Directors in its sole discretion, which is intended in part to assist the Company in regaining compliance with Nasdaq’s minimum bid price requirement.

On April 13, 2026, the Company entered into a collaboration agreement with Kare Rx Hub, LLC, Kare Pharmtech, LLC, and Healthstar Technologies, LLC related to the formation of a new limited liability company in which the Company is expected to hold a 51% ownership interest, which management believes will provide additional revenue opportunities and enhance the Company’s long-term growth prospects.

Management is also focused on growing revenues through the expansion of its pharmacy operations and distribution network, reducing operating expenses, and continuing to pursue additional equity and debt financing arrangements to fund the Company’s operations. The Company filed a definitive proxy statement on May 4, 2026 relating to a special meeting of stockholders to consider, among other matters, a proposed corporate name change to Vantix Health, Inc., the authorization of a class of preferred stock, and an increase in the number of shares reserved under the Company’s equity incentive plan, which management believes will enhance the Company’s ability to attract capital and incentivize key personnel.

Management believes that these initiatives, together with existing cash resources and anticipated revenues, will provide the Company with additional liquidity to support its operations. However, there can be no assurance that the Company will be able to obtain sufficient additional capital when needed, regain compliance with Nasdaq listing requirements, execute its collaboration agreement on the terms currently contemplated, or achieve profitability. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these unaudited condensed consolidated financial statements are available to be issued.

Note 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	March 31,	December 31,
	2026	2025
Billed – Third Party	$1,933,199	$1,984,424
Total Accounts Receivable	1,933,199	1,984,424
Less: Allowance for credit losses	(941,052)	(847,205)
Total accounts receivable, net	$992,147	$1,137,219

Note 4. INVENTORIES, NET

Inventory consists of the following:

	March 31,	December 31,
	2026	2025
First Defense Nasal Screen Corp (“FDNS”)	$5,988,257	$5,988,257
Finished goods	2,165,125	2,072,985
Total inventory, at cost	8,153,382	8,061,242
Less: reserve for obsolescence	(6,439,783)	(6,421,816)
Inventories, net	$1,713,599	$1,639,426

The FDNS inventory consists of products purchased by Wellgistics, LLC from First Defense Nasal Screen Corp (“FDNS”). Following a legal dispute with the supplier, the Company was awarded $4.6 million, which has not been recognized due to uncertainty of receipt. Pursuant to the United States Bankruptcy Court order dated March 15, 2023, the Company was awarded full possession of the FDNS inventory and receives a monthly plan payment of $3,014, which is recognized in other income in the unaudited condensed consolidated statements of operations.

The FDNS inventory has experienced minimal sales activity and management has determined there is no active market for the product. Based on this assessment, the carrying value was deemed not recoverable, and a reserve for obsolescence of $5,988,257 was fully recorded during the year ended December 31, 2025 and remained unchanged as of March 31, 2026.

During the three months ended March 31, 2026, the Company recorded an additional reserve for obsolescence of $17,967 related to finished goods inventory, included in cost of net revenues in the unaudited condensed consolidated statements of operations.

Note 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Leasehold Improvements	$766,467	$766,467
Equipment	589,208	589,208
Furniture & Fixtures	152,161	152,161
	1,507,836	1,507,836
Less: Accumulated Depreciation	(1,306,322)	(1,278,460)
Property, plant and equipment, net	$201,514	$229,376

Depreciation expense was $27,862 and $39,807 for the three months ended March 31, 2026, and 2025, respectively,

Note 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2026	2025

Software development costs - Delivmeds	$2,704,641	$2,499,543
Accumulated impairment	(649,185)	(649,185)
Capitalized software	$2,055,456	$1,850,358

Customer relationships - Woodsage acquisition	393,853	393,853
Customer relationships - Wellgistics acquisition	11,256,067	11,256,067
Trademark - Wellgistics acqusition	10,143,137	10,143,137
License rights	2,500,000	2,500,000
	24,293,057	24,293,057
Accumulated amortization	(4,428,269)	(4,099,307)
Accumulated impairment	(9,879,075)	(9,879,075)
Other intangible assets, net	$9,985,713	$10,314,675

Capitalized Software

Software development costs relate to the Wellgistics Tech & Hub, LLC platform. As of March 31, 2026 and December 31, 2025, the Company had gross capitalized software development costs of $2,704,641 and $2,499,543, respectively. Accumulated impairment of $649,185, recorded during the year ended December 31, 2025, remained unchanged as of March 31, 2026, resulting in a net carrying value of $2,055,456 and $1,850,358 as of March 31, 2026 and December 31, 2025, respectively. The platform has not yet been placed in service and accordingly, amortization has not commenced as of March 31, 2026.

Customer Relationships and Trademark

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage business combination completed in June 2024. Amortization expense related to these intangible assets was $12,308 and $12,308 for the three months ended March 31, 2026, and 2025, respectively.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value in connection with the Wellgistics, LLC business combination completed in August 2024, amortized over their estimated useful lives. During the year ended December 31, 2025, the Company recognized impairment charges of $5,314,027 related to Wellgistics customer relationships and $4,565,048 related to the Wellgistics trademark, for a total intangible asset impairment charge of $9,879,075, recorded within goodwill and intangible asset impairment in the consolidated statements of operations. No impairment charges were recognized during the three months ended March 31, 2026.

Amortization expense related to Wellgistics customer relationships was $183,932 and $469,003 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to the Wellgistics trademark was $132,722 and $281,754 for the three months ended March 31, 2026 and 2025, respectively.

Total amortization expense related to other intangible assets was $328,962 and $763,064 for the three months ended March 31, 2026 and 2025, respectively.

The following table represents the future amortization of intangible assets:

March 31,
2026 (remaining 9 months)	$1,254,743
2027	1,672,991
2028	1,672,991
2029	1,672,991
2030	1,423,045
Thereafter	2,288,952
9,985,713

Note 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Accrued personnel costs	$2,714,655	$4,588,421
Accrued professional fees	207,829	114,429
Accrued expenses	160,317	199,053
Credit card obligation	182,319	183,943
Unearned revenue	26,000	488,229
Accrued interest	1,165,222	833,647
	$4,456,342	$6,407,722

Note 8. DEBT

Outstanding debt consists of the following:

	March 31,	December 31,
	2026	2025

Merchant cash advance	$1,653,853	$1,744,134
Loan payable	-	1,601,052
Note payable - owners of Wellgistics	5,000,000	5,000,000
Note payable - third party, net of debt discount	450,000	898,411
Revolving line of credit	1,500,398	1,643,923
Convertible notes	6,567,649	-
Current portion of debt obligations	15,171,900	10,887,520

Third party investor	$100,000	$100,000
Note payable - owners of Wellgistics	12,500,000	12,500,000
Long-term debt	12,600,000	12,600,000
Total debt	$27,771,900	$23,487,520

As of March 31, 2026 and December 31, 2025, unamortized debt discount was $2,268,898 and $1,568,776, respectively.

Merchant Cash Advance

On October 20, 2025, the Company entered into a merchant cash advance agreement with Cedar Advance LLC (the “October 2025 MCA”). Under the October 2025 MCA, the stated purchase price was $2,898,000, of which $1,198,800 was applied directly to satisfy the outstanding balance under the Company’s prior merchant cash advance arrangement, and $701,200 was remitted to the Company for working capital purposes. The total repayment obligation under the October 2025 MCA resulted in a principal balance of $1,900,000, repayable in fixed weekly installments of $56,800 over an estimated 51-week term.

The Company accounts for the merchant cash advance as a debt obligation. The difference between the total repayment obligation and the net proceeds received has been recorded as a debt discount and is amortized to interest expense over the term of the arrangement using the effective interest method.

For the three months ended March 31, 2026, the Company made total repayments of $181,800 under the merchant cash advance arrangement, of which $90,281 represented reduction of the principal balance and $91,519 represented amortization of the debt discount, recorded as interest expense in the condensed consolidated statements of operations.

As of March 31, 2026, the gross contractual repayment obligation under the merchant cash advance was $2,365,400. The related unamortized debt discount was $711,547, resulting in a net carrying amount of $1,653,853, which is classified as a current liability in the condensed consolidated balance sheet. As of December 31, 2025, the gross contractual repayment obligation was $2,547,200. The related unamortized debt discount was $803,066, resulting in a net carrying amount of $1,744,134, classified as a current liability in the condensed consolidated balance sheet.

Loan Payable

On October 29, 2025, the Company entered into a financing arrangement with Agile Capital Funding LLC (“Agile”) pursuant to which it received net proceeds of $533,889. Total contractual repayments under the arrangement were $2,880,000, with fixed weekly payments of $75,789 over an estimated 38-week term. A portion of the proceeds was applied directly to satisfy the outstanding balance of the prior Agile obligation. The Company accounts for the arrangement as a debt obligation. The difference between the total contractual repayment amount and the net proceeds received was recorded as a debt discount and is amortized to interest expense over the term of the arrangement using the effective interest method.

During the three months ended March 31, 2026, the Company repaid in full all amounts outstanding under the Agile arrangement for total cash payments of $2,145,789. The Company accounted for the settlement as a debt extinguishment in accordance with ASC 470-50. In connection with the extinguishment, the Company derecognized the gross contractual repayment obligation and the related unamortized debt discount. Regular amortization of debt discount recognized as interest expense during the three months ended March 31, 2026 prior to extinguishment was $41,232. The remaining unamortized debt discount of $544,737 was charged to interest expense upon extinguishment.

As of March 31, 2026, there were no amounts outstanding under the Agile arrangement. As of December 31, 2025, the net carrying amount of the Agile obligation was $1,601,056, net of unamortized debt discount of $765,710, and was classified as a current liability in the condensed consolidated balance sheets.

Note payable – sellers of Wellgistics, LLC

On July 24, 2025, the Company and the owners of Wellgistics LLC executed the Eighth Amendment to the Membership Interest Purchase Agreement (“MIPA”), pursuant to which the principal amount of the seller promissory note was increased from $15.0 million to $17.5 million. Under the amended note, $5,000,000 of principal is payable on each of the first and second anniversaries, and $7,500,000 of principal is payable on the third anniversary, of the effective date of the promissory note. The note bears simple interest at a rate equal to the Prime Rate as published by The Wall Street Journal on January 1 of the applicable year.

For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $366,781 and $318,750, respectively, related to the seller promissory note. As of March 31, 2026 and December 31, 2025, accrued interest on the note totaled $1,018,836 and $652,055, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, $5,000,000 of the promissory note was classified as a current liability and the remaining $12,500,000 was classified as non-current in the condensed consolidated balance sheets.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement with Arvoda Consulting LLC for a principal amount of $448,411, bearing interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount, which was fully amortized as of December 31, 2025. During the three months ended March 31, 2026, the Company settled the outstanding principal and accrued interest under the Arvoda note through a combination of share issuances to Silverback Capital Corporation pursuant to a court-approved settlement agreement under Section 3(a)(10) of the Securities Act of 1933, and a direct cash payment by the Company. For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $399 and $11,304, respectively. For the three months ended March 31, 2025, the Company also recognized amortization of debt discount of $22,107. As of March 31, 2026, the note payable to Arvoda Consulting LLC had been fully satisfied and there were no amounts outstanding. As of December 31, 2025, accrued interest payable on this note was $44,442 and the outstanding principal of $448,411 was classified as a current liability in the condensed consolidated balance sheets.

On February 2, 2025, the Company entered into two separate unsecured promissory note agreement, each for a principal amount of $100,000, bearing interest at a rate of 10% per annum, with both principal and accrued interest originally due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of March 31, 2026, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the three months ended March 31, 2026 and 2025, the Company recognized aggregate interest expense of $5,000 and $3,124, respectively, related to this note. As of March 31, 2026 and December 31, 2025, aggregate accrued interest payable on this note was $23,124 and $18,124, respectively, and the aggregate outstanding principal of $200,000 is classified as a current liability in the condensed consolidated balance sheets.

On April 8, 2025, the Company issued a promissory note to Strategic EP, LLC in the principal amount of $250,000, bearing interest at a rate of 10% per annum. Under the terms of the agreement, the outstanding principal and accrued interest are payable on the earlier of (i) April 8, 2026, or (ii) within five business days following the Company’s receipt of aggregate gross proceeds of at least $10 million from one or more equity or debt financings. On February 27, 2026, the Company received a demand letter from Strategic EP, LLC indicating that the Company was in default under the terms of the promissory note. Upon the occurrence of a default, interest accrues at a default rate of 18% per annum. For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $11,250 and $0, respectively, related to this note, accrued at the default rate of 18% per annum. As of March 31, 2026 and December 31, 2025, accrued interest payable on this note was $33,372 and $22,122, respectively, and the outstanding principal of $250,000 is classified as a current liability in the condensed consolidated balance sheets.

In September 2023, the Company entered into a promissory note agreement with a third party investor for a principal amount of $100,000, bearing interest at a rate of 8% per annum. Under the terms of the note, the lender is entitled to receive 35,000 shares of the Company’s common stock upon the consummation of a SPAC transaction or merger. As of March 31, 2026, this condition had not been met and accordingly no shares have been issued. For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $2,000 and $2,000, respectively, related to this note. As of March 31, 2026 and December 31, 2025, accrued interest payable on this note was $21,666 and $19,666, respectively, and the outstanding principal of $100,000 is classified as a non-current liability in the condensed consolidated balance sheets.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC entered into a credit agreement for a revolving line of credit with a maximum borrowing capacity of $10,000,000. The line of credit bears interest at a rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus 11.5%, calculated and prorated daily on the outstanding balance, representing an aggregate rate of approximately 16.84% per annum. The line of credit is collateralized by accounts receivable and inventory balances of Wellgistics, LLC. For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $68,227, and $332,439, respectively, related to the revolving line of credit. As of March 31, 2026 and December 31, 2025, the outstanding balance under the revolving line of credit was $1,500,398 and $1,643,923, respectively, and is classified as a current liability in the condensed consolidated balance sheets.

Convertible notes payable

On January 16, 2026, the Company entered into a Note Purchase Agreement with certain investors pursuant to which the Company issued and sold secured convertible promissory notes (the “Notes”) in an aggregate principal amount of $8,125,000 for aggregate gross proceeds of $6,500,000, reflecting a 20% original issue discount. The Notes mature on the earlier of (i) July 16, 2026, or (ii) the closing date of a qualified financing, as defined in the Note Purchase Agreement. The Notes bear interest at 0% per annum, except upon an event of default, in which case interest accrues at 18% per annum. As of March 31, 2026, no event of default had occurred. If not sooner repaid, all outstanding amounts under each Note are convertible, at the election of the holder, into shares of the Company’s common stock at a conversion price of $0.4057 per share. The Notes are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries.

In connection with the offering, the Company paid placement agent fees of $422,500 and legal fees of $75,000 directly from the gross proceeds. The Company also issued warrants to the placement agent and its designees to purchase an aggregate of 1,097,640 shares of common stock at an exercise price of $0.41 per share, with a five-year term. The fair value of the placement agent warrants of $416,965, determined using the Black-Scholes option pricing model, was recorded as a debt issuance cost. Total debt discount and issuance costs are being amortized to interest expense over the term of the Notes using the straight-line method. For the three months ended March 31, 2026 and 2025, the Company recognized amortization of debt discount and issuance costs of $982,114 and $0, respectively,as interest expense in the condensed consolidated statements of operations. As of March 31, 2026, the gross principal amount of the Notes was $8,125,000 and the unamortized debt discount and issuance costs were $1,557,351, resulting in a net carrying amount of $6,567,649, classified as a current liability in the condensed consolidated balance sheets.

The following table presents, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the three months ended March 31, 2026:

Three Months Ended
March 31,
2026

Stock price	$0.39
Exercise price	0.41
Risk-free interest rate	3.86%
Expected term (in years)	5.00
Expected volatility	196.9%
Expected dividend yield	0%

The following table is a summary of annual principal payments of the Company’s outstanding debt:

March 31,
2026 (nine months ending December 31, 2026)	$17,440,798
2027	5,100,000
2028	7,500,000
30,040,798
Less : Unamortized debt discount	(2,268,898)
$27,771,900

Note 9. STOCKHOLDERS’ EQUITY

2026 Transactions

Consulting Agreement

On January 13, 2026, the Company issued 1,224,489 shares of its common stock to Hudson Global Ventures, LLC as consideration for consulting services rendered to the Company. The fair value of the shares, determined based on the closing market price of $0.42 per share on the date of issuance, was $514,285, which was recognized as consulting expense within general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026.

Settlement Agreement

On January 28, 2026, the Company entered into a Settlement Agreement and Stipulation with Silverback Capital Corporation (“Silverback”), which was approved by the Circuit Court of the Twelfth Judicial Circuit in and for Desoto County, Florida on February 4, 2026, pursuant to Section 3(a)(10) of the Securities Act of 1933. Under the terms of the settlement, the Company agreed to issue shares of its common stock to Silverback, the proceeds from the resale of which were applied to satisfy certain outstanding obligations of the Company, including vendor payables and notes payable.

Pursuant to the settlement, the Company issued shares to Silverback in three tranches. On February 12, 2026, the Company issued 2,340,000 shares at an agreed settlement price of $0.25 per share, for a total settlement value of $585,000. The fair value of the shares on the date of issuance, based on the closing market price of $0.28 per share, was $655,200. On March 9, 2026, the Company issued an additional 4,126,000 shares at an agreed settlement price of $0.25 per share, for a total settlement value of $1,031,500. The fair value of the shares on the date of issuance, based on the closing market price of $0.17 per share, was $701,420. The aggregate carrying amount of the obligations settled through these two tranches exceeded the aggregate fair value of the shares issued, resulting in a net gain on debt extinguishment of $259,880, which is included in other income in the condensed consolidated statements of operations for the three months ended March 31, 2026.

On March 23, 2026, the Company issued an aggregate of 400,000 shares of its common stock to Silverback in two components — 100,000 shares as consideration for settlement fees and 300,000 shares as consideration for legal fees incurred in connection with the settlement arrangement. The fair value of the shares was determined based on the closing market price of $0.13 per share on the date of issuance, resulting in settlement fees of $13,000 recognized within other expenses and legal fees of $39,000 recognized within general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026.

Accrued Compensation Settlement

On March 18, 2026, the Board of Directors approved the settlement of accrued compensation obligations owed to Suren Ajjarapu and Prashant Patel through the issuance of equity securities. Pursuant to the settlement, the Company issued 5,000,000 shares of common stock to each of Mr. Ajjarapu and Mr. Patel, for an aggregate of 10,000,000 shares, together with five-year warrants to purchase 5,000,000 shares of common stock issued to each individual, for an aggregate of 10,000,000 warrants exercisable at $0.01 per share. The shares were issued on March 31, 2026 pursuant to Section 4(a)(2) of the Securities Act of 1933.

The fair value of the shares on the date of issuance, based on the closing market price of $0.13 per share, was $1,300,000 in aggregate. The fair value of the warrants was $1,289,580 in aggregate, determined using the Black-Scholes option pricing model with the following assumptions: stock price of $0.13, exercise price of $0.01, expected term of 5 years, annualized volatility of 186.0%, risk-free interest rate of 3.87%, and no expected dividends.

The aggregate fair value of the equity consideration issued of $2,589,580 was applied to settle accrued payroll expenses of $1,666,667 and accrued bonus of $333,333. The excess of the fair value of equity issued over the carrying amount of the obligations settled of $589,580 was recognized as stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026. The transaction was entirely non-cash.

2025 Transactions

Initial Public Offering

On February 24, 2025, the Company closed its initial public offering of 888,889 shares of common stock at a public offering price of $4.50 per share, generating gross proceeds of $4.0 million and net proceeds of approximately $3.1 million after deducting underwriting discounts, commissions, and other offering expenses.

Consulting Agreements

On February 25, 2025, the Company issued 52,000 shares of restricted common stock to Hudson Global Ventures, LLC as consideration for consulting services. The fair value of the shares, determined based on the closing market price on the grant date, was $143,520, which was recognized as stock-based compensation expense within general and administrative expenses for the three months ended March 31, 2025.

On March 17, 2025, the Company issued 100,000 shares of restricted common stock to Draper, Inc. pursuant to a consulting agreement for investor relations and business development services. The total fair value of the shares was $400,000, of which $65,217 was recognized as stock-based compensation expense within sales and marketing expenses for the three months ended March 31, 2025. The remaining $334,783 was recorded as prepaid expenses as of March 31, 2025.

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

Restricted Common Stock

On February 4, 2026, the Company granted 200,000 shares of restricted common stock to a newly appointed director under the Plan, vesting in equal annual installments over a three-year period. The grant date fair value of the award was $68,000, determined based on the closing market price of $0.34 per share on the date of grant. In addition, the newly appointed director is entitled to an annual cash retainer of $120,000, payable quarterly in arrears, and an annual equity award of 60,000 shares of common stock under the Plan, issuable in arrears following the end of each calendar year. For the three months ended March 31, 2026, the Company accrued director compensation of $20,000 related to the cash retainer, included within accrued expenses and other liabilities in the condensed consolidated balance sheets, and recognized stock-based compensation expense of $3,400 related to the annual equity award, included within general and administrative expenses in the condensed consolidated statements of operations.

A summary of restricted common stock activity for the three months ended March 31, 2026 and 2025 is as follows:

	Restricted Common Stock	Weighted Average Fair Value
Unvested shares as of December 31, 2025	982,121	$2.63
Granted	200,000	0.34
Vested	-
Forfeited and cancelled	-
Unvested shares as of March 31, 2026	1,182,121	$2.24

For the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $198,499 related to restricted stock awards, included within general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $27,229,902 related to restricted stock awards, which included $27,021,165 attributable to the immediate vesting of 9,363,617 shares granted on March 14, 2025.

As of March 31, 2026, total unrecognized compensation expense related to unvested restricted stock awards was $1,560,886, which is expected to be recognized over a weighted-average remaining period of 1.59 years.

Warrants

A summary of warrant activity for the three months ended March 31, 2026 is as follows:

	Warrants	Weighted Average Excerise Price
Outstanding, December 31, 2025	4,360,004	$0.72
Issued	11,097,640	0.05
Exercised	-	-
Expired and cancelled	-	-
Unvested shares as of March 31, 2026	15,457,644	$0.24

On January 20, 2026, the Company issued 1,097,640 warrants to the placement agent and its designees in connection with the convertible note offering at an exercise price of $0.41 per share, expiring January 20, 2031. The fair value of these warrants and the related Black-Scholes assumptions are disclosed in Note 8.

On March 18, 2026, the Company issued an aggregate of 10,000,000 warrants to Suren Ajjarapu and Prashant Patel in connection with the settlement of accrued compensation obligations, exercisable at $0.01 per share and expiring March 18, 2031. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31,
2026

Stock price	$0.13
Exercise price	0.01
Risk-free interest rate	3.87%
Expected term (in years)	5.00
Expected volatility	186.0%
Expected dividend yield	0%

Fair value of warrants $0.13 per warrant and an aggregate fair value of $1,289,580. As of March 31, 2026, all outstanding warrants were exercisable with a weighted average remaining contractual term of approximately 4.82 years.

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

The following is the summary of operating lease assets and liabilities:

	March 31,	December 31,
	2026	2025
Operating Leases
Right-of-use assets	$844,400	$966,893

Lease liabilities, current portion	567,748	569,251
Long-term lease liabilities	391,272	527,122
Total lease liabilities	$959,020	$1,096,373

Weighted Average Remaining Lease Term	1.72	1.95
Weighted Average Discount Rate	8.36%	8.36%

The following is the summary of future minimum payments:

March 31,
2026 (remaining 9 months)	$467,578
2027	458,657
2028	84,976
Total lease payments	1,011,211
Less: Imputed interest	(52,191)
Total	$959,020

Note 11. RELATED PARTY TRANSACTIONS

The Company has transactions with Scietech, LLC where a significant investor is the spouse of one of the directors of the Company, which qualifies as a related party. As of March 31, 2026 and December 31, 2025, accounts payable to Scietech, LLC was $25,500. No new transactions occurred with Scietech, LLC during the three months ended March 31, 2026.

As of December 31, 2025, the Company had an outstanding obligation of $225,000 due to its Chief Executive Officer, which was fully repaid during the three months ended March 31, 2026. As of March 31, 2026, there were no amounts outstanding.

During the three months ended March 31, 2026, the Company had outstanding advances of $4,200 from an officer of the Company, representing amounts paid on behalf of the Company for business purposes, which is included in due from related parties in the unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2025, the Company had transactions with certain entities that were considered related parties at that time, including Integra Pharma Solutions, LLC (“IPS”) and companies affiliated with Nomad Capital LLC. These entities are no longer considered related parties as of the date of these financial statements. The following summarizes transactions with these entities for the three months ended March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025
Sales to Integra Pharma Solutions, LLC	$-	$503,730

Management services fees paid to Nomad Capital	$-	$160,000
IT expenses paid to Cingo Solutions	$-	$161,000

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

Net revenues	$1,559,563	$10,863,443
Cost of net revenues	1,389,342	10,170,802
Gross profit (loss)	170,221	692,641

Operating expenses:
General and administrative	4,868,935	31,172,920
Sales and marketing	960,000	65,217
Depreciation and amortization	356,824	802,872
Total operating expenses	6,185,759	32,041,009

Loss from operations	(6,015,538)	(31,348,368)

Other income/(expense):
Interest expense, net	(2,072,679)	(1,094,490)
Gain on extinguishment of vendor obligation	259,880	-
Settlement fees	(13,000)	-
Other income	98,740	11,955
Total other expense, net	(1,727,059)	(1,082,535)

Net loss before income taxes	(7,742,597)	(32,430,903)
Provision for income taxes	-	-
Net loss	$(7,742,597)	$(32,430,903)

All revenues were within the U.S. region. See Note 1, Organization and Summary of Significant Accounting Policies - Revenue Recognition for additional information about disaggregated revenue.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the unaudited condensed consolidated balance sheets were located as follows:

	March 31,	December 31,
	2026	2025
United States
Property, plant and equipment, net	$201,514	$229,376
Operating lease, right-of-use assets	$844,400	$966,893

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

Legal Matters

On August 21, 2024, Blythe Global Advisors, LLC filed a demand for arbitration against the Company and the Chairman of the Board for breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of personal guaranty, claiming accounting services of $377,947 for which it has not been paid. The Company has answered the arbitration demand and is vigorously defending the matter.

Relatedly, Wellgistics, LLC, Wood Sage, LLC, Alliance Pharma Solutions, LLC, and Community Specialty Pharmacy, LLC, all subsidiaries of the Company, have sued Blythe Global Advisors, LLC in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, asserting claims of improper UCC-1 filings, tortious interference with business relationships, slander of title, and state RICO violations. A motion to dismiss filed by Blythe remains pending. The Company is vigorously prosecuting its claims.

Wellgistics, LLC is a defendant in a legal proceeding initiated by Lifsa Drugs LLC in the United States District Court for the District of New Jersey. The complaint alleges that Wellgistics, LLC failed to make payment for certain pharmaceutical products and seeks damages of approximately $420,460, together with interest, legal fees, and other related costs. The underlying amount has been recorded as a liability and is included within accounts payable in the accompanying condensed consolidated balance sheet. At this stage of the proceedings, the outcome cannot be reasonably predicted. The Company will record any additional provision if and when the likelihood of loss becomes probable and reasonably estimable.

Dispute with Former Management

On October 10, 2025, the Company initiated litigation in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida against certain former officers and/or directors of the Company. The complaint asserts claims including breach of fiduciary duty of loyalty, breach of contract, tortious interference with a contract, tortious interference with business relationships, and other applicable claims. In January 2026, the Company served a notice of additional claims against the former management parties for misrepresentations and omissions of material fact in connection with an acquisition of certain limited liability company membership interests. The Company intends to seek, among other relief, rescission and cancellation of any purported commitments related to or resulting from the misrepresentations and omissions, as well as related equitable and monetary remedies.

On December 10, 2025, defendants filed a motion to compel arbitration of all claims. A hearing on the motion was scheduled for April 27, 2026.

As of March 31, 2026, obligations associated with these arrangements are reflected as liabilities on the Company’s condensed consolidated balance sheet in the aggregate amount of approximately $17,500,000. Because the potential resolution of this matter may result in a gain contingency, no amounts have been recognized in the accompanying condensed consolidated financial statements for any potential recovery or reduction of the recorded liability. The Company will continue to evaluate this matter and will adjust the related liability, if appropriate, based on developments in the litigation.

Vendor Demand Letter

The Company and certain of its subsidiaries have received demand letters from various vendors requesting payment for goods and services previously provided. The aggregate amount referenced in these demand letters is approximately $2.3 million, of which approximately $1.7 million is already recorded within accounts payable in the accompanying condensed consolidated balance sheet. The remaining $0.6 million relates to claims that are not recorded as liabilities in the accompanying condensed consolidated financial statements. Based on management’s evaluation in accordance with ASC 450, Contingencies, a loss related to these unrecorded claims is not probable as of March 31, 2026. Accordingly, no liability has been recognized for these amounts.

Note 14. SUBSEQUENT EVENTS

Financing Activity

On April 1, 2026, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued promissory notes in an aggregate principal amount of up to $1,250,000 for aggregate gross proceeds of $1,000,000, reflecting a 20% original issue discount. The notes bear interest at 0% per annum, except upon the occurrence of an event of default, in which case interest accrues at 15% per annum. The notes mature on the earlier of twelve months from the date of issuance or the closing of a qualified financing transaction.

Reverse Stock Split Authorization

On April 2, 2026, the holders of a majority of the Company’s outstanding shares of common stock approved by written consent, in lieu of a special meeting, one or more amendments to the Company’s Certificate of Incorporation to authorize the Board of Directors to effect one or more reverse splits of the Company’s outstanding common stock at a ratio of not less than 1-for-25 and not more than 1-for-200, as determined by the Board of Directors in its sole discretion. The authorization is valid for a period of twelve months from the date of the written consent. The Board of Directors has not yet determined whether to effect a reverse stock split or, if so, the specific ratio to be applied. The reverse stock split, if effected, would become effective upon the filing of a Certificate of Amendment with the Office of the Secretary of State of the State of Delaware.

Silverback Capital Corporation

On April 3, 2026, the Company terminated its previously disclosed settlement agreement with Silverback Capital Corporation. Prior to termination, the Company had issued an aggregate of 6,866,000 shares of common stock pursuant to the settlement agreement during the three months ended March 31, 2026. Subsequent to termination, on April 8, 2026 and April 10, 2026, the Company issued an aggregate of 6,273,264 additional shares of its common stock to Silverback Capital Corporation at a settlement price of $0.1015 per share, for an aggregate settlement value of $636,736, representing share issuances in connection with the settlement arrangement.

On May 18, 2026, the Company and Silverback entered into an Agreement Rescinding Termination and Reinstating Settlement Agreement, pursuant to which the parties agreed to rescind and withdraw the April 3, 2026 termination letter, reinstate the Settlement Agreement in its entirety, and continue performance thereunder. The reinstatement acknowledges that certain creditor claims remain outstanding and shall continue to be processed pursuant to the terms of the Settlement Agreement. The administrative close-out process contemplated following the termination was not completed.

Collaboration Agreement

On April 13, 2026, the Company entered into a collaboration agreement with Kare Rx Hub, LLC, Kare Pharmtech, LLC, and Healthstar Technologies, LLC related to the formation of a new limited liability company in which the Company is expected to hold a 51% ownership interest. As consideration in connection with the transaction, the Company agreed to issue $2.0 million of unregistered shares of its common stock, the number of which will be determined based on the market price of the Company’s common stock at the time of issuance.

Nasdaq Compliance

On April 13, 2026, the Company received a deficiency notice from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies on the Nasdaq Capital Market to maintain a minimum stockholders’ equity of $2.5 million. The notice does not result in the immediate delisting of the Company’s common stock. The Company intends to submit a plan of compliance within the timeframe specified by Nasdaq. There can be no assurance that Nasdaq will accept the Company’s compliance plan or that the Company will be able to regain compliance within any extension period that may be granted.

Forbearance Agreement

On May 1, 2026, Wellgistics, LLC entered into an Acknowledgment of Indebtedness, Forbearance and Repayment Agreement with Marco Capital, Inc. pursuant to which Marco Capital, Inc. agreed to forbear from exercising its rights and remedies with respect to approximately $1,770,000 of outstanding obligations owed by Wellgistics, LLC through June 15, 2026, subject to the terms and conditions of the agreement.

Definitive Proxy Statement

On May 4, 2026, the Company filed a definitive proxy statement with the SEC relating to a special meeting of stockholders. The matters to be considered at the special meeting include, among others, a proposed corporate name change to Vantix Health, Inc., the authorization of a class of preferred stock, and an increase in the number of shares reserved for issuance under the Company’s equity incentive plan.

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

Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, or the increased offering of specialty products, direct and indirect remuneration fees, mail order pharmacy steering, and programs;
●	Wellgistics Health deriving a portion of its sales from prescription drug sales reimbursed by pharmacy benefit management companies;
●	Wellgistics Health being adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs;
●	changes in economic conditions that adversely affect consumer/client buying practices and market adoption of our mobile application and the accompanying revenues to premium access/services;
●	Wellgistics Health’s relationships with its primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships of its wholesale and hub technology platform subsidiaries;
●	changes in the healthcare industry and regulatory environments;
●	the effects of competition on Wellgistics Health’s future business;
●	Wellgistics Health’s ability to execute its business plans and strategy; and
●	other risks and uncertainties described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2026, and those risks described in the section entitled “Risk Factors” of this Quarterly Report.

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

Results of Operations

For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$1,559,563	$10,863,443
Cost of revenues	1,389,342	10,170,802
Gross profit	170,221	692,641
General and administrative	4,868,935	31,172,920
Sales and marketing	960,000	65,217
Depreciation and amortization	356,824	802,872
Total operating expenses	6,185,759	32,041,009
Loss from operations	(6,015,538)	(31,348,368)
Total other income (expense)	(1,727,059)	(1,082,535)
Net loss	$(7,742,597)	$(32,430,903)

Revenues and Cost of Revenues

Net revenues for the three months ended March 31, 2026 were $1,559,563 compared to $10,863,443 for the three months ended March 31, 2025, a decrease of $9,303,880, or approximately 85.6%. The decrease was primarily driven by a significant decline in distribution revenues within the Wellgistics, LLC, reflecting the impact of liquidity constraints that limited the Company’s ability to procure and fulfill product orders during the period. These decreases were partially offset by growth in pharmacy retail revenues, which increased to $1,134,416 for the three months ended March 31, 2026 from $114,676 for the three months ended March 31, 2025, reflecting continued expansion of the Company’s pharmacy operations.

Cost of revenues for the three months ended March 31, 2026 was $1,389,342, compared to $10,170,802 for the three months ended March 31, 2025, a decrease of $8,781,460, or approximately 86.3%. The decrease was primarily attributable to the lower volume of distribution activity during the period, consistent with the decline in net revenues.

Gross profit for the three months ended March 31, 2026 was $170,221, compared to gross profit of $692,641 for the three months ended March 31, 2025, a decrease of $522,420, or approximately 75.4%. Gross margin was 10.9% for the three months ended March 31, 2026 compared to 6.4% for the three months ended March 31, 2025. The improvement in gross margin percentage reflects the increased contribution of pharmacy retail revenues, which carry higher margins than the distribution segment, partially offset by the lower overall revenue base.

The following is a summary of the disaggregation of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Product revenue - distribution services	$225,665	$10,668,287
Pharmacy retail sales	1,134,416	114,676
Third party logistics services	199,482	80,480
Net revenues	$1,559,563	$10,863,443

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2026 were $4,868,935 compared to $31,172,920 for the three months ended March 31, 2025, a decrease of $26,303,985, or approximately 84.4%. The decrease was primarily attributable to a significant reduction in non-cash stock-based compensation expense. For the three months ended March 31, 2025, the Company recognized approximately $27.2 million in stock-based compensation expense, including $27 million related to the immediate vesting of 9,363,617 restricted shares granted on March 14, 2025. No comparable non-recurring stock-based compensation charges were incurred during the three months ended March 31, 2026. Excluding non-cash stock-based compensation, general and administrative expenses increased period over period, reflecting higher professional fees, legal costs, and administrative costs associated with the Company’s ongoing operations as a public company.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended March 31, 2026 were $960,000 compared to $65,217 for the three months ended March 31, 2025, an increase of $894,783. The increase was primarily attributable to increased investment in brand awareness, customer acquisition initiatives, and market development activities as the Company continues to expand its commercial presence across its pharmacy and distribution segments.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2026 was $356,824 compared to $802,872 for the three months ended March 31, 2025, a decrease of $446,048, or approximately 55.6%. The decrease was primarily attributable to the impairment of goodwill and intangible assets recognized during the year ended December 31, 2025.

Other Expense, net

Interest expense for the three months ended March 31, 2026 was $2,072,679 compared to $1,094,490 for the three months ended March 31, 2025, an increase of $978,189, or approximately 89.4%. The increase was primarily attributable to amortization of debt discount on the convertible notes issued in January 2026, amortization of debt discount on the merchant cash advance, and the write-off of the remaining unamortized debt discount upon full repayment of the Agile Capital Funding LLC arrangement during the period.

During the three months ended March 31, 2026, the Company recognized a gain on extinguishment of vendor obligations of $259,880, resulting from the settlement of certain accounts payable and notes payable balances through the issuance of shares of common stock to Silverback Capital Corporation at a fair value below the carrying amount of the settled obligations.

Settlement fees of $13,000 were recognized during the three months ended March 31, 2026 in connection with the Silverback Capital Corporation settlement arrangement. There were no comparable amounts for the three months ended March 31, 2025.

Other income for the three months ended March 31, 2026 was $98,740 compared to $11,955 for the three months ended March 31, 2025, an increase of $86,785. The increase was primarily attributable to settlements reached with certain counterparties in the ordinary course of business during the three months ended March 31, 2026.

Net Loss

Net loss for the three months ended March 31, 2026 was $7,742,597 compared to $32,430,903 for the three months ended March 31, 2025, an improvement of $24,688,306, or approximately 76.1%. The improvement was primarily driven by the reduction in non-cash stock-based compensation expense of approximately $27.0 million, partially offset by lower gross profit and higher interest expense during the period.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash and cash equivalents of $51,730 and a working capital deficit of $29,437,191. The Company has incurred net losses of $7,742,597 and $32,430,903 for the three months ended March 31, 2026 and 2025, respectively, and has an accumulated deficit of $118,774,287 as of March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company has funded its operations primarily through the issuance of debt and equity securities. Management is actively pursuing additional sources of capital, including equity financing, debt arrangements, and strategic partnerships, to fund ongoing operations and working capital requirements. However, there can be no assurance that such financing will be available on acceptable terms or at all.

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 :

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(3,413,129)	$(1,347,449)
Net cash used in investing activities	$(205,098)	$(273,133)
Net cash provided by financing activities	$3,627,386	$3,108,831
Net change in cash and cash equivalents	$9,159	$1,488,249

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $3,413,129, primarily reflecting the Company’s net loss of $7,742,597, partially offset by non-cash charges totaling $3,034,024 and net cash provided by changes in operating assets and liabilities of $1,295,444. Non-cash charges consisted principally of $1,485,618 in amortization of debt discount, $1,357,764 in stock-based compensation, $328,962 in amortization of intangible assets, $93,698 in allowance for credit losses, and $27,862 in depreciation, partially offset by a gain on extinguishment of vendor obligations of $259,880. Changes in operating assets and liabilities provided net cash of $1,295,444, driven primarily by an increase in accounts payable of $1,472,242 and an increase in accrued expenses and other liabilities of $90,060, partially offset by a net decrease in amounts due from and to related parties of $229,200.

Net cash used in operating activities for the three months ended March 31, 2025 was $1,347,449, primarily due to the net loss of $32,430,903, partially offset by non-cash expenses of $28,674,553, principally consisting of stock-based compensation of $27,773,421, and net cash provided by changes in operating assets and liabilities of $2,408,901, driven primarily by an increase in accounts payable of $1,876,683.

Cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was $205,098, consisting entirely of capitalized software development costs related to the Company’s DelivMeds platform.

Net cash used in investing activities for the three months ended March 31, 2025 was $273,133, consisting of payments made for capitalized software development costs.

Cash from financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $3,627,386. Cash inflows during the period consisted primarily of $6,002,500 in net proceeds from the issuance of secured convertible promissory notes in January 2026. These inflows were partially offset by $2,104,557 in repayments of the Agile Capital Funding LLC term loan, $143,525 in repayments under the revolving line of credit, $90,281 in repayments under the merchant cash advance agreement, and $36,751 in repayments of promissory notes.

Net cash provided by financing activities for the three months ended March 31, 2025 was $3,108,831, driven primarily by gross proceeds of $4,000,000 from the issuance of common stock in connection with the Company’s initial public offering, $615,000 from the issuance of promissory notes, and $471,158 in net proceeds from a merchant cash advance agreement. These inflows were partially offset by $1,598,196 in offering costs and repayments of notes payable and the revolving line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in the following components of the COSO framework: control environment, risk assessment, control activities, information and communication, and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including: (a) the Company has not yet completed formally documenting policies and procedures with respect to review, supervision, and monitoring of the Company’s accounting and reporting functions; (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls; and (c) the Company has limited accounting personnel and other supervisory resources necessary to adequately execute its accounting processes and address its internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above that remain in progress.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except with respect to the Company’s on-going liquidity needs, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 20, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities that we issued during the three months ended March 31, 2026, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On January 13, 2026, the Company issued 1,224,489 shares of common stock to Hudson Global Ventures, LLC as consideration for consulting services rendered to the Company.

On January 16, 2026, in connection with the issuance of secured convertible promissory notes, the Company issued warrants to purchase an aggregate of 1,097,640 shares of common stock to Dawson James Securities, Inc. and its designees, at an exercise price of $0.41 per share, expiring January 20, 2031.

On February 12, 2026, the Company issued 2,340,000 shares of common stock to Silverback Capital Corporation pursuant to a court-approved settlement agreement under Section 3(a)(10) of the Securities Act.

On March 9, 2026, the Company issued 4,126,000 shares of common stock to Silverback Capital Corporation pursuant to the settlement agreement described above.

On March 18, 2026, the Company issued an aggregate of 10,000,000 shares of common stock and 10,000,000 warrants to Suren Ajjarapu and Prashant Patel in settlement of accrued compensation obligations, exercisable at $0.01 per share and expiring March 18, 2031.

On March 23, 2026, the Company issued 400,000 shares of common stock to Silverback Capital Corporation as consideration for settlement and legal fees incurred in connection with the settlement arrangement.

The foregoing issuances, other than the shares issued to Silverback Capital Corporation pursuant to the court-approved settlement agreement under Section 3(a)(10) of the Securities Act, were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares issued to Silverback Capital Corporation were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act based upon the fairness determination made by the Circuit Court of the Twelfth Judicial Circuit in and for Desoto County, Florida. In each transaction, we did not engage in any general solicitation or advertising and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to the issuances, making written disclosure regarding the restricted nature of the securities, and placing a legend on the certificates representing the shares. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in the above transactions, other than Dawson James Securities, Inc. acting as placement agent in connection with the convertible note offering.

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

WELLGISTICS HEALTH, INC.

Date: May 19, 2026
	By:	/s/ Prashant Patel
	Name :	Prashant Patel
	Title:	Principal Executive Officer

	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: May 19, 2026

