Form 10-Q
period 2026-06-30
DataMeds AI, Inc.
filed 2026-08-17
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-42530

DataMeds AI, Inc.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	93-3264234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 Bayport Drive, Suite 950 Tampa, Florida	33607
(Address of Principal Executive Offices)	(ZIP Code)

(844) 203-6092

(Registrant’s telephone number, including area code)

Wellgistics Health, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MEDS	The Nasdaq Stock Market LLC (The NASDAQ Capital Market)

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

As of August 17, 2026, there were 3,072,633 shares of the Company’s common stock, par value $0.0001, issued and 3,061,919 shares outstanding.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to “DataMeds AI, Inc.,” “DataMeds AI,” “we,” “us,” “our” or the “Company” mean DataMeds AI, Inc. (formerly known as Wellgistics Health, Inc.) and its wholly-owned subsidiaries, except where it is made clear that the term means only DataMeds AI, Inc. The Company changed its name from Wellgistics Health, Inc. to DataMeds AI, Inc. effective July 22, 2026, as described in Note 15 — Subsequent Events. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DATAMEDS AI, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,456,373	$42,571
Accounts receivable, net	1,174,336	1,137,219
Inventories, net	1,510,123	1,639,426
Due from related party	26,068	-
Prepaid and other current assets	465,738	-
Total current assets	5,632,638	2,819,216
Property, plant and equipment, net	173,879	229,376
Capitalized software	2,297,588	1,850,358
Operating lease, right-of-use-assets	719,645	966,893
Goodwill	14,193,923	14,193,923
Other intangible assets, net	9,656,751	10,314,675
Deposits	85,008	85,008
Total assets	$32,759,432	$30,459,449

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,612,167	$11,665,135
Accounts payable, related party	25,500	25,500
Accrued expenses and other liabilities	7,003,749	6,407,722
Due to related parties	-	225,000
Convertible notes payable, net of debt discount	12,101,803	-
Current portion of debt obligations, net of debt discount	7,104,225	10,887,520
Operating lease liabilities- current portion	566,379	569,251
Total current liabilities	39,413,823	29,780,128
Notes payable	12,600,000	12,600,000
Operating lease liabilities	249,840	527,122
Total liabilities	$52,263,663	$42,907,250

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 2,847,198 and 2,045,792 shares issued and 2,836,484 and 2,026,150 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	283	203
Additional paid-in capital	117,632,998	98,583,686
Accumulated deficit	(137,137,512)	(111,031,690)
Total stockholders’ equity (deficit)	(19,504,231)	(12,447,801)
Total liabilities and stockholders’ equity (deficit)	$32,759,432	$30,459,449

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenues	$1,779,860	$7,790,865	$3,339,423	$18,654,308
Cost of net revenues	1,597,656	7,285,113	2,986,998	17,455,915
Gross profit	182,204	505,752	352,425	1,198,393

Operating expenses:
General and administrative	7,056,671	4,859,949	11,925,606	36,032,869
Sales and marketing	113,990	343,383	1,073,990	408,600
Depreciation and amortization	356,597	802,796	713,421	1,605,668
Total operating expenses	7,527,258	6,006,128	13,713,017	38,047,137

Loss from operations	(7,345,054)	(5,500,376)	(13,360,592)	(36,848,744)

Other income/(expense):
Interest expense, net	(1,561,240)	(1,184,040)	(3,633,919)	(2,278,530)
Loss on extinguishment of vendor obligation	(320,000)	-	(60,120)	-
Loss on extinguishment of debt	(8,881,694)	-	(8,881,694)	-
Loss on contract termination fee	(766,394)	-	(766,394)	-
Settlement fees	-	-	(13,000)	-
Other income	511,157	11,952	609,897	23,907
Total other expense, net	(11,018,171)	(1,172,088)	(12,745,230)	(2,254,623)

Net loss before income taxes	(18,363,225)	(6,672,464)	(26,105,822)	(39,103,367)
Provision for income taxes
Net loss	$(18,363,225)	$(6,672,464)	$(26,105,822)	$(39,103,367)

Weighted average common shares outstanding - basic and diluted	2,574,669	1,235,423	2,335,557	1,137,274
Net loss per common share - basic and diluted	$(7.13)	$(5.40)	$(11.18)	$(34.38)

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2024	1,021,110	$102	$16,491,504	$(9,757,160)	$6,734,446
Common stock issued pursuant to public offering	17,778	2	3,999,998	-	4,000,000
Common stock issued pursuant to consulting agreements	3,040	-	543,520	-	543,520
Vested restricted stock granted to consultants	19,722	2	2,875,558	-	2,875,560
Vested restricted stock granted to directors	167,250	17	24,278,741	-	24,278,758
Vested restricted stock granted to employees	300	-	75,584	-	75,584
Offering costs	-	-	(1,598,196)	-	(1,598,196)
Net loss	-	-	-	(32,430,903)	(32,430,903)
Balance at March 31, 2025	1,229,200	$123	$46,666,708	$(42,188,063)	$4,478,768
Common stock issued pursuant to equity purchase agreement	23,101	2	1,149,415	-	1,149,417
Issuance of commitment shares under equity purchase agreement	3,040	-	594,320	-	594,320
Common stock issued in partial settlement of seller’s note	6,667	1	1,499,999	-	1,500,000
Vested restricted stock granted to employees	889	-	354,563	-	354,563
Offering costs	-	-	(499,349)	-	(499,349)
Net loss	-	-		(6,672,464)	(6,672,464)
Balance at June 30, 2025	1,262,896	$126	$49,765,656	$(48,860,527)	$905,255

Balance at December 31, 2025	2,026,150	$203	$98,583,686	$(111,031,690)	$(12,447,801)
Common stock and warrants issued in settlement of accrued compensation	200,000	20	2,589,560	-	2,589,580
Common stock issued in settlement of vendor obligation	129,320	13	1,356,607	-	1,356,620
Common stock issued as settlement and legal fees	8,000	1	51,999	-	52,000
Common stock issued pursuant to consulting agreement	24,490	2	514,283	-	514,285
Issuance of placement agent warrants in connection with convertible notes	-	-	416,965	-	416,965
Vested restricted stock granted to employees	-	-	169,853	-	169,853
Vested restricted stock granted to consultants	-	-	28,646	-	28,646
Net loss	-	-	-	(7,742,597)	(7,742,597)
Balance at March 31, 2026	2,387,960	$239	$103,711,599	$(118,774,287)	$(15,062,449)
Common stock issued in pursuant to exercise of warrants	200,000	20	11,011	-	11,031
Common stock issued pursuant to consulting agreement	14,085	1	149,717	-	149,718
Common stock issued in settlement of vendor obligation	100,000	10	644,990	-	645,000
Common stock issued pursuant to contract termination fees	125,465	13	766,379	-	766,392
Vested restricted stock granted to employees	8,929	-	1,104,129	-	1,104,129
Issuance of placement agent warrants in connection with convertible notes	-	-	2,685,666	-	2,685,666
Issuance of PIPE warrants in connection with convertible notes	-	-	10,047,930	-	10,047,930
Equity issuance costs			(1,488,423)		(1,488,423)
Effect of reverse stock split	45	-	-	-	-
Net loss	-	-	-	(18,363,225)	(18,363,225)
Balance at June 30, 2026	2,836,484	$283	$117,632,998	$(137,137,512)	$(19,504,231)

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(26,105,822)	$(39,103,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowances for credit losses	213,787	200,454
Loss on extinguishment on vendor obligation	60,120	-
Loss on extinguishment of debt	8,881,694	-
Loss on contract termination fee	766,394	-
Amortization of debt discount	2,343,252	33,411
Stock-based compensation	2,562,514	28,708,643
Reserve for inventory obsolescence	72,967	-
Depreciation	55,497	79,538
Amortization	657,924	1,526,129
Changes in operating assets and liabilities:
Accounts receivable, net	(250,904)	362,911
Inventories, net	56,336	487,465
Prepaid and other current assets	(410,010)	(65,001)
Other assets	-	332
Accounts payable	2,432,030	3,141,897
Accrued expenses and other liabilities	2,640,868	1,145,749
Operating lease liabilities, net	(32,906)	(5,720)
Due from / to related parties, net	(251,068)	61,112
Net cash used in operating activities	(6,307,328)	(3,426,447)
Cash flows from investing activities:
Investments in capitalized software	(447,230)	(405,059)
Net cash used in investing activities	(447,230)	(405,059)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,000	-
Proceeds from promissory note	-	615,000
Repayment of promissory note	(36,751)	-
Repayment of seller promissory note	-	(137,141)
Proceeds from term loan	-	703,366
Proceeds from revolving line of credit	-	17,146,000
Repayment of revolving line of credit	(1,643,923)	(18,697,494)
Proceeds from convertible notes	14,200,000	-
Proceeds from merchant cash advance	-	234,157
Repayment of merchant cash advance	(89,909)	-
Repayment of term loan	(2,104,557)	-
Proceeds from common stock issued pursuant to equity purchase agreement	-	567,722
Proceeds from common stock issued pursuant to public offering	-	4,000,000
Equity issuance costs	(1,157,500)	(1,208,498)
Net cash provided by financing activities	9,168,360	3,223,112
Net change in cash and cash equivalents	2,413,802	(608,394)
Cash and cash equivalents at beginning of period	42,571	1,028,336
Cash and cash equivalents at end of period	$2,456,373	$419,942

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$516,505	$1,477,713

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and warrants in settlement of accrued compensation	$2,599,611	$-
Issuance of common stock in settlement of vendor and debt obligation	$2,001,620	$-
Fair value of PIPE and placement agent warrants	$12,733,596	$-
Convertible notes issued in lieu of cash for placement agent fee	$133,985	$-
Subscription receivable	$-	$581,695
Issuance of commitment shares under equity purchase agreement	$-	$594,320
Common stock issued in partial settlement of seller’s note	$-	$1,500,000

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DataMeds AI, Inc. (formerly known as Wellgistics Health, Inc.) (the “Company,” “we,” “us,” or “our”) is a Delaware corporation headquartered in Tampa, Florida. The Company was initially organized as Ayan Sponsors LLC on September 6, 2022, and subsequently incorporated as Danam Health, Inc. on November 15, 2022. On October 4, 2024, the Company changed its corporate name to Wellgistics Health, Inc. by filing a duly authorized Certificate of Amendment to its Certificate of Incorporation. On July 20, 2026, the Company filed a further Certificate of Amendment to its Amended and Restated Certificate of Incorporation to change its corporate name to DataMeds AI, Inc., effective July 22, 2026. See Note 15 — Subsequent Events for additional information.

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

Healthstar Technologies, LLC

On April 13, 2026, the Company entered into a Collaboration Agreement with Kare Rx Hub, LLC (“Kare Hub”) and Kare Pharmtech, LLC (“Kare Pharmtech”), providing for the formation of Healthstar Technologies, LLC (“Healthstar”), a limited liability company in which the Company holds a 51% membership interest and Kare Hub holds a 49% membership interest. Healthstar was formed under the laws of the State of Florida on June 18, 2026, with the Company’s President serving as its sole authorized manager.

The Company evaluated its interest in Healthstar under ASC 810, Consolidation, and concluded that the Company holds a controlling financial interest in Healthstar through its 51% membership interest and sole management authority. Accordingly, Healthstar is consolidated in the Company’s condensed consolidated financial statements.

As of June 30, 2026, Healthstar had not commenced operations, and Kare Hub had not transferred any assets to Healthstar pursuant to the Collaboration Agreement. Accordingly, Healthstar had no assets, liabilities, revenues, or expenses as of and for the three and six months ended June 30, 2026, and its formation and consolidation had no material impact on the Company’s condensed consolidated financial statements. There were no material transactions between the Company and Healthstar during the period from Healthstar’s formation on June 18, 2026 through June 30, 2026.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months then ended.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2026 and 2025, there was no difference between net loss and comprehensive loss.

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

The key measures of segment profit or loss reviewed by our CODM are consolidated gross margin, operating income, and net income. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs monitor compliance with the Company’s contractual obligations and budgeted spending.

See Note 13 for further details.

Concentration of Credit Risks, Major Customers and Vendors

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits.

For the three and six months ended June 30, 2026, no single customer accounted for more than 10% of the Company’s total revenues. For the six months ended June 30, 2025, one customer accounted for approximately 15% of total revenues.

As of June 30, 2026, two customers accounted for approximately 22.37% and 11.26%, respectively, of gross accounts receivable. As of June 30, 2025, one customers accounted for approximately 23.68%, of gross accounts receivable.

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

The carrying amounts of cash, accounts receivable, deposits, accounts payable, accrued liabilities, notes payable and short-term debt approximate their fair value because of the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

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

The Company provides for a 95% - 100% loss rate of the accounts receivable which are due over the period of 90 days. For the three months ended June 30, 2026 and 2025, the Company recognized a provision for credit losses of $120,080 and $124,300, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized a provision for credit losses of $213,787 and $200,454, respectively, within general and administrative expenses.

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

As of June 30, 2026 and December 31, 2025, the Company capitalized $2,946,773 and $2,499,553, respectively, in software development pertaining to the Delivmeds platform via its DelivMeds subsidiary.

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

The Company has not identified any such impairment losses for the three and six months ended June 30, 2026 and 2025.

Goodwill

Goodwill represents the excess of the cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles – Goodwill and Other (Topic 350), goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. As the Company operates as a single operating and reportable segment, as described in Note 13, and no components below the segment level are separately reviewed by segment management, the Company has determined that it has a single reporting unit, coextensive with the Company as a whole, and all goodwill is tested for impairment on a consolidated basis.

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

No goodwill impairment was identified during the three and six months ended June 30, 2026 and 2025.

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

As described in Note 6, the Company’s distribution business experienced a significant decline in revenue during the six months ended June 30, 2026. Management evaluated this decline and believes the Company has sufficient plans in place, including the financing transactions and strategic initiatives described in Note 2, to address its underlying causes. Based on this evaluation, no impairment of long-lived assets was identified during the three and six months ended June 30, 2026 or 2025.

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

Step Five: Recognize revenue when or as the entity satisfies a performance obligation — Revenue is recognized upon the delivery of the prescription.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue - distribution services	$66,765	$7,548,600	$292,430	$18,216,887
Pharmacy retail sales	1,590,367	77,756	2,724,783	192,432
Third party logistics services	122,728	164,509	322,210	244,989
Net revenues	$1,779,860	$7,790,865	$3,339,423	$18,654,308

All revenue for the three and six months ended June 30, 2026, and 2025, were within the United States.

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the consolidated balance sheets. Contract liabilities include payment received for incomplete performance obligations and are included in Unearned revenue on the unaudited condensed consolidated balance sheets

At June 30, 2026, and December 31, 2025, the Company had contract liabilities of $26,000 and $488,229, respectively, included in accrued expenses and other current liabilities.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive securities. For periods in which a net loss is reported, all potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Accordingly, basic and diluted net loss per share are the same for the six months ended June 30, 2026 and 2025.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025

Unvested restricted common stock	10,714	201,401
Unissued director share awards	9,200	-
Warrants	9,442,355	-
Convertible notes	20,323,732	-
Total potentially dilutive shares	29,786,001	201,401

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of June 30, 2026, the Company has recorded a full valuation allowance against its net deferred tax assets, as management has concluded that it is more likely than not that such assets will not be realized.

For interim periods, the Company determines its income tax provision by applying an estimated annual effective tax rate to year-to-date pre-tax income (loss), with the effect of discrete items recognized in the period in which they occur. As a result of the full valuation allowance recorded against its net deferred tax assets, the Company did not record a provision for income taxes for the three and six months ended June 30, 2026 and 2025. The Company recognizes the effect of a tax position only if it is more likely than not to be sustained upon examination by the relevant taxing authority, based on the technical merits of the position, and measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Recent Accounting Pronouncements

ASU 2025-05 — Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The Company does not expect ASU 2025-05 to have a material impact on its consolidated financial statements.

ASU 2024-03 — Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

ASU 2025-06 — Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires entities to begin capitalizing software development costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function (the “probable-to-complete recognition threshold”). The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments using a prospective, modified retrospective, or retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 and will assess the impact upon adoption.

ASU 2025-11 — Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU requires entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company expects ASU 2025-11 to impact its disclosures only and does not expect it to affect its results of operations, financial condition, or cash flows.

Note 2. LIQUIDITY AND GOING CONCERN

For the three and six months ended June 30, 2026, the Company had a net loss of $18,363,225 and $26,105,822, respectively, and had an accumulated deficit of $137,137,512 as of June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of $2,456,373 and net cash used in operating activities of $6,307,328 for the six months then ended. In addition, the Company had a stockholders’ deficit of $19,504,231 as of June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these unaudited condensed consolidated financial statements are issued.

On December 10, 2025, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. On June 9, 2026, Nasdaq notified the Company that it had regained compliance with this requirement following the reverse stock split described below, and the matter was closed.

On April 13, 2026, the Company received a further notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a minimum stockholders’ equity of $2.5 million. The Company was afforded 45 calendar days from the date of the notice, or until May 28, 2026, to submit a plan to regain compliance. The Company timely submitted such a plan. On June 9, 2026, Nasdaq granted the Company an extension until October 12, 2026 to evidence compliance with the stockholders’ equity requirement, either by furnishing a public report following completion of a transaction or event that satisfies the requirement, or by furnishing a public report including a pro forma balance sheet evidencing compliance. If the Company does not evidence compliance by the time it files its Annual Report on Form 10-K for the year ending December 31, 2026, the Company’s common stock may be subject to delisting from the Nasdaq Capital Market.

Management Plans

Management is actively pursuing multiple initiatives to address the Company’s liquidity position and going concern uncertainty:

On January 20, 2026, the Company issued secured convertible promissory notes to a group of investors in an aggregate principal amount of $8,125,000, reflecting a 20% original issue discount on net proceeds of $6,500,000. At closing, $2,070,000 of the proceeds was applied directly to repay in full the Company’s outstanding obligations to Agile Capital Funding LLC. As described below, these notes were subsequently extinguished and replaced in May 2026.

On April 1, 2026, the Company issued an additional convertible promissory note in the principal amount of $1,500,000, reflecting a 20% original issue discount on net proceeds of $1,200,000. This note was also subsequently extinguished and replaced in May 2026, as described below.

On May 20, 2026, the Company filed a Certificate of Amendment to effect a reverse stock split of its common stock at a ratio of 1-for-50, which had been approved by stockholders on April 2, 2026 at a ratio to be determined by the Board of Directors within a range of 1-for-25 to 1-for-200. The reverse stock split became effective on May 26, 2026.

On May 20, 2026, the Company entered into a Letter of Intent (the “Term Sheet”) with EOS Technology Holdings, Inc., Scilex Holding Company, Datavault AI, Inc., HealthBridge Advisors, LLC, and Fortitude Advisors, LLC with respect to a proposed transaction, as further described in Note 10. In connection with the proposed transaction, the Term Sheet contemplates a concurrent minimum investment of $2,000,000 from investors associated with the Company’s placement agent, the filing of an at-the-market offering facility, and additional financing support for the Company. The proposed transaction remains subject to negotiation and execution of definitive agreements, stockholder and other approvals, and other customary closing conditions, and there can be no assurance that any of the contemplated financing will be obtained.

On May 27, 2026, the Company entered into a new Note Purchase Agreement with substantially the same group of investors that held the notes issued in January and April 2026, together with certain additional investors. Pursuant to this agreement, the previously outstanding notes were extinguished and replaced with new convertible promissory notes in an aggregate principal amount comprised of $9,625,000 rolled over from the previously outstanding notes and $6,500,000 of new money from investors, before giving effect to the original issue discount. Additionally, $133,985 of the placement agent’s fee payable to Dawson James Securities, Inc. in connection with this financing was settled through the issuance of a note in lieu of cash, bringing the aggregate principal amount of notes issued to $20,323,732. In connection with this refinancing, the Company recognized a loss on extinguishment of debt of $8,378,189 for the three and six months ended June 30, 2026.

Wellgistics, LLC Distribution Business

Product revenue from distribution services declined significantly during the six months ended June 30, 2026 as compared to the corresponding period in 2025, primarily due to liquidity constraints that limited the Company’s ability to procure and fulfill product orders, as described under “Results of Operations” in Item 2 of this Quarterly Report. Management has evaluated this decline and believes the Company has sufficient plans in place, including the financing transactions and strategic initiatives described above, to address its underlying causes. Based on this evaluation, management concluded that the carrying value of the goodwill and other intangible assets attributable to the distribution business was not impaired as of June 30, 2026.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. In accordance with FASB ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has concluded that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued.

Note 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	June 30,	December 31,
	2026	2025
Billed – Third party	$2,218,473	$1,984,424
Total Accounts receivable	2,218,473	1,984,424
Less: Allowance for credit losses	(1,044,137)	(847,205)
Total accounts receivable, net	$1,174,336	$1,137,219

Note 4. INVENTORIES, NET

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
First Defense Nasal Screen Corp (“FDNS”)	$5,988,257	$5,988,257
Finished goods	2,016,649	2,072,985
Total inventory, at cost	8,004,906	8,061,242
Less: reserve for obsolescence	(6,494,783)	(6,421,816)
Inventories, net	$1,510,123	$1,639,426

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

The FDNS inventory has experienced minimal sales activity and management has determined there is no active market for the product. Based on this assessment, the carrying value was deemed not recoverable, and a reserve for obsolescence of $5,988,257 was fully recorded during the year ended December 31, 2025 and remained unchanged as of June 30, 2026.

During the three and six months ended June 30, 2026, the Company recorded a reserve for obsolescence of $55,000 and $72,967, respectively related to finished goods inventory, included in cost of net revenues in the unaudited condensed consolidated statements of operations.

Note 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Leasehold Improvements	$766,467	$766,467
Equipment	589,208	589,208
Furniture & Fixtures	152,161	152,161
	1,507,836	1,507,836
Less: Accumulated Depreciation	(1,333,957)	(1,278,460)
Property, plant and equipment, net	$173,879	$229,376

Depreciation expense was $27,635 and $39,731 for the three months ended June 30, 2026 and 2025, respectively, and $55,497 and $79,538 for the six months ended June 30, 2026 and 2025, respectively.

Note 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2026	2025

Software development costs - Delivmeds	$2,946,773	$2,499,543
Accumulated impairment	(649,185)	(649,185)
Capitalized software	$2,297,588	$1,850,358

Customer relationships - Woodsage acquisition	393,853	393,853
Customer relationships - Wellgistics acquisition	11,256,067	11,256,067
Trademark - Wellgistics acquisition	10,143,137	10,143,137
License rights	2,500,000	2,500,000
	24,293,057	24,293,057
Accumulated amortization	(4,757,231)	(4,099,307)
Accumulated impairment	(9,879,075)	(9,879,075)
Other intangible assets, net	$9,656,751	$10,314,675

Capitalized Software

Software development costs relate to the Wellgistics Tech & Hub, LLC platform. As of June 30, 2026 and December 31, 2025, the Company had gross capitalized software development costs of $2,946,773 and $2,499,543, respectively. Accumulated impairment of $649,185, recorded during the year ended December 31, 2025, remained unchanged as of June 30, 2026, resulting in a net carrying value of $2,297,588 and $1,850,358 as of June 30, 2026 and December 31, 2025, respectively. The platform has not yet been placed in service and accordingly, amortization has not commenced as of June 30, 2026.

Customer Relationships and Trademark

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage business combination completed in June 2024. Amortization expense related to these intangible assets was $12,308 and $24,616 for the three months ended June 30, 2026, and 2025, respectively, and $12,308 and $24,616 for the six months ended June 30, 2026 and 2025, respectively.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value in connection with the Wellgistics, LLC business combination completed in August 2024, amortized over their estimated useful lives. During the year ended December 31, 2025, the Company recognized impairment charges of $5,314,027 related to Wellgistics customer relationships and $4,565,048 related to the Wellgistics trademark, for a total intangible asset impairment charge of $9,879,075, recorded within goodwill and intangible asset impairment in the consolidated statements of operations. No impairment charges were recognized during the three and six months ended June 30, 2026. The Company’s distribution business experienced a significant decline in revenue during the six months ended June 30, 2026, as described in Note 2. Management evaluated this decline and believes the Company has sufficient plans in place, including the financing transactions and strategic initiatives described in Note 2, to address its underlying causes. Based on this evaluation, no impairment was identified as of June 30, 2026.

Amortization expense related to Wellgistics customer relationships was $183,932 and $469,003 for the three months ended June 30, 2026 and 2025, respectively and $367,865 and $938,006 for the six months ended June 30, 2026 and 2025, respectively.

Amortization expense related to the Wellgistics trademark was $132,722 and $281,754 for the three months ended June 30, 2026 and 2025, respectively and $265,444 and $563,508 for the six months ended June 30, 2026 and 2025 respectively.

Total amortization expense related to other intangible assets was $328,962 and $763,064 for the three months ended June 30, 2026 and 2025, respectively and $657,924 and $1,526,129 for the six months ended June 30, 2026 and 2025, respectively.

The following table represents the future amortization of intangible assets:

June 30,
2026 (remaining 6 months)	$836,495
2027	1,672,991
2028	1,672,991
2029	1,672,991
2030	1,423,045
Thereafter	2,378,238
9,656,751

Note 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Accrued personnel costs	$5,016,766	$4,588,421
Accrued professional fees	156,454	114,429
Accrued expenses	152,137	199,053
Credit card obligation	166,291	183,943
Unearned revenue	26,000	488,229
Accrued interest	1,486,101	833,647
	$7,003,749	$6,407,722

Note 8. DEBT

Outstanding debt consists of the following:

	June 30,	December 31,
	2026	2025

Merchant cash advance	$1,654,225	$1,744,134
Loan payable	-	1,601,052
Note payable - owners of Wellgistics	5,000,000	5,000,000
Note payable - third party, net of debt discount	450,000	898,411
Revolving line of credit	-	1,643,923
Convertible notes	12,101,803	-
Current portion of debt obligations	19,206,028	10,887,520

Third party investor	$100,000	$100,000
Note payable - owners of Wellgistics	12,500,000	12,500,000
Long-term debt	12,600,000	12,600,000
Total debt	$31,806,028	$23,487,520

As of June 30, 2026 and December 31, 2025, unamortized debt discount was $8,818,103 and $1,568,776, respectively.

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

The Company and Cedar Advance LLC are currently in mutual discussions to amend the weekly repayment amount under the October 2025 MCA. During the three months ended June 30, 2026, the Company made reduced weekly payments of $10,000, compared to the contractual weekly installment of $56,800. As of June 30, 2026, the Company had not received a notice of default under the October 2025 MCA.

For the three and six months ended June 30, 2026, the Company made total repayments of $115,000 and $296,800, respectively, under the merchant cash advance arrangement. For the three months ended June 30, 2026, interest expense of $115,000 was recognized from amortization of the related debt discount. For the six months ended June 30, 2026, $89,909 of the total repayments represented a reduction of the carrying value of the arrangement. For the three and six months June 30, 2026, $115,372 and $206,891, respectively, represented amortization of the related debt discount, recorded as interest expense in the condensed consolidated statements of operations.

As of June 30, 2026, the gross contractual repayment obligation under the merchant cash advance was $2,250,400. The related unamortized debt discount was $596,175, resulting in a net carrying amount of $1,654,225, classified as a current liability in the condensed consolidated balance sheet. As of December 31, 2025, the gross contractual repayment obligation was $2,547,200. The related unamortized debt discount was $803,066, resulting in a net carrying amount of $1,744,134, classified as a current liability in the condensed consolidated balance sheet.

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

During the three months ended March 31, 2026, the Company made a scheduled weekly payment of $75,789, of which $41,232 represented interest expense from amortization of the related debt discount and $34,557 represented a reduction of principal. Subsequent to that payment, the Company repaid the remaining outstanding balance under the Agile arrangement prior to its scheduled maturity for total cash payments of $2,070,000. The Company accounted for the settlement as an extinguishment of debt in accordance with ASC 470-50, Debt — Modifications and Extinguishments. In connection with the extinguishment, the Company derecognized the remaining gross contractual repayment obligation and the related unamortized debt discount, resulting in a loss on extinguishment of debt of $503,505, representing the excess of the cash paid over the net carrying amount of the obligation immediately prior to settlement.

The Company recognized interest expense related to the Agile arrangement of $0 and $41,232, and a loss on extinguishment of debt of $0 and $503,505, for the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, there were no amounts outstanding under the Agile arrangement. As of December 31, 2025, the net carrying amount of the Agile obligation was $1,601,056, net of unamortized debt discount of $765,710, and was classified as a current liability in the condensed consolidated balance sheets.

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

For the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $370,856 and $327,182, respectively, related to the seller promissory note. For the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $737,637 and $645,932, respectively, related to the seller promissory note.

As of June 30, 2026 and December 31, 2025, accrued interest on the note totaled $1,389,692 and $652,055, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, $5,000,000 of the promissory note was classified as a current liability, representing the principal payment due within twelve months, and the remaining $12,500,000 was classified as non-current, in the condensed consolidated balance sheets.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement with Arvoda Consulting LLC for a principal amount of $448,411, bearing interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount, which was fully amortized as of December 31, 2025. During the six months ended June 30, 2026, the Company settled the outstanding principal and accrued interest under the Arvoda note through a combination of share issuances to Silverback Capital Corporation pursuant to a court-approved settlement agreement under Section 3(a)(10) of the Securities Act of 1933, and a direct cash payment by the Company. For the three months ended June 30, 2026 and 2025, the Company recognized $0 and $11,210, respectively, as interest expense, and $0 and $11,304, respectively, as amortization of debt discount, related to the Arvoda note. For the six months ended June 30, 2026 and 2025, the Company recognized $399 and $22,021, respectively, as interest expense, and $0 and $33,411, respectively, as amortization of debt discount, related to the Arvoda note. As of June 30, 2026, the note payable to Arvoda Consulting LLC had been fully satisfied, and there were no amounts outstanding. As of December 31, 2025, accrued interest payable on this note was $44,442, and the outstanding principal of $448,411 was classified as a current liability in the condensed consolidated balance sheets.

On February 2, 2025, the Company entered into two separate unsecured promissory note agreement, each for a principal amount of $100,000, bearing interest at a rate of 10% per annum, with both principal and accrued interest originally due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of June 30, 2026, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the three months ended June 30, 2026 and 2025, the Company recognized aggregate interest expense of $5,000 and $5,000, respectively, related to this note. For the six months ended June 30, 2026 and 2025, the Company recognized aggregate interest expense of $10,000 and $8,123, respectively. As of June 30, 2026 and December 31, 2025, aggregate accrued interest payable on this note was $28,124 and $18,124, respectively, and the aggregate outstanding principal of $200,000 is classified as a current liability in the condensed consolidated balance sheets.

On April 8, 2025, the Company issued a promissory note to Strategic EP, LLC in the principal amount of $250,000, bearing interest at a rate of 10% per annum. Under the terms of the agreement, the outstanding principal and accrued interest are payable on the earlier of (i) April 8, 2026, or (ii) within five business days following the Company’s receipt of aggregate gross proceeds of at least $10 million from one or more equity or debt financings. On February 27, 2026, the Company received a demand letter from Strategic EP, LLC indicating that the Company was in default under the terms of the promissory note. Upon the occurrence of a default, interest accrues at a default rate of 18% per annum. For the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $11,250 and $0, respectively, related to this note, accrued at the default rate of 18% per annum. For the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $22,500 and $0, respectively, related to this note, accrued at the default rate of 18% per annum. As of June 30, 2026 and December 31, 2025, accrued interest payable on this note was $44,622 and $22,122, respectively, and the outstanding principal of $250,000 is classified as a current liability in the condensed consolidated balance sheets.

In September 2023, the Company entered into a promissory note agreement with a third party investor for a principal amount of $100,000, bearing interest at a rate of 8% per annum. Under the terms of the note, the lender is entitled to receive 35,000 shares of the Company’s common stock upon the consummation of a SPAC transaction or merger. As of June 30, 2026, this condition had not been met and accordingly no shares have been issued. For the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $2,000 and $2,000, respectively, related to this note. For the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $4,000 and $4,000, respectively, related to this note. As of June 30, 2026 and December 31, 2025, accrued interest payable on this note was $23,666 and $19,666, respectively, and the outstanding principal of $100,000 is classified as a non-current liability in the condensed consolidated balance sheets.

Revolving line of credit – Wellgistics

In November 2024, Wellgistics, LLC (“Wellgistics”), a wholly owned subsidiary of the Company, entered into a credit agreement with Marco Capital, Inc. (“MCI”) for a revolving line of credit with a maximum borrowing capacity of $10,000,000. The line of credit bears interest at a rate equal to Term SOFR plus 11.5% per annum, calculated and prorated daily on the outstanding balance, representing an aggregate rate of approximately 16.84% per annum as of December 31, 2025. The line of credit was collateralized by the accounts receivable and inventory balances of Wellgistics.

On May 1, 2026, Wellgistics entered into an Acknowledgment of Indebtedness, Forbearance and Repayment Agreement (the “Forbearance Agreement”) with MCI, pursuant to which Wellgistics acknowledged approximately $1.77 million of outstanding obligations owed to MCI under the credit agreement. The Company and certain members of management also entered into the Forbearance Agreement to reaffirm certain guaranty obligations. Under the Forbearance Agreement, MCI agreed to temporarily forbear from exercising certain rights and remedies under the existing loan documents through June 15, 2026, and Wellgistics agreed to make bi-weekly payments of $50,000 beginning May 5, 2026, with outstanding obligations continuing to accrue interest at Term SOFR plus 11.5% per annum. The Forbearance Agreement also provided that a portion of net proceeds from certain future financing transactions by the Company or its affiliates during the forbearance period could be required to be applied toward repayment of the outstanding obligations, subject to specified thresholds.

For the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $199,075 and $332,439, respectively, related to the line of credit. For the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $267,302 and $614,199, respectively, related to the line of credit.

On May 29, 2026, the Company repaid the outstanding balance under the line of credit in full, for a total payment of $1,666,132, in advance of the forbearance period end date. As of June 30, 2026, there were no amounts outstanding under the line of credit. As of December 31, 2025, the outstanding balance under the line of credit was $1,643,923, and was classified as a current liability in the condensed consolidated balance sheets.

Convertible notes payable

On January 16, 2026, the Company entered into a Note Purchase Agreement with certain investors pursuant to which the Company issued and sold secured convertible promissory notes (the “Notes”) in an aggregate principal amount of $8,125,000 for aggregate gross proceeds of $6,500,000, reflecting a 20% original issue discount. On April 1, 2026, the Company issued an additional convertible promissory note in the principal amount of $1,250,000 for gross proceeds of $1,000,000, reflecting a 20% original issue discount. On May 20, 2026, the Company issued a further convertible promissory note in the principal amount of $250,000 for gross proceeds of $200,000, reflecting a 20% original issue discount (together, the “Original Notes”). The Original Notes bore interest at 0% per annum, except upon an event of default, and were convertible into shares of the Company’s common stock at the election of the holder.

In connection with the January 2026 Original Note, the Company paid placement agent fees of $422,500 and legal fees of $75,000 in cash, and issued warrants to purchase an aggregate of 21,953 shares of common stock, at an exercise price of $20.50 per share, to the placement agent and its designees. The fair value of these warrants, $416,965, determined using the Black-Scholes option-pricing model, was recorded as a debt issuance cost. The Company accounted for the original issue discount, together with debt issuance costs, as a reduction of the carrying amount of the Original Notes, which is accreted to interest expense over the term of each note using the effective interest method in accordance with ASC 835-30, Interest — Imputation of Interest.

May 27, 2026 Refinancing

On May 27, 2026, the Company entered into a new Note Purchase Agreement with substantially the same group of investors that held the Original Notes, together with certain additional investors (the “New Notes”). Pursuant to this agreement, the Original Notes, with an aggregate face amount of $9,625,000 and a net carrying value of $8,501,187 immediately prior to the refinancing, were extinguished, and the Company issued New Notes in an aggregate principal amount of $20,323,731, comprised of $9,625,000 attributable to the rollover of the Original Notes (grossed up to $12,031,250 in face value under the New Notes at a 20% original issue discount), $8,125,000 attributable to new money of $6,500,000, reflecting a 20% original issue discount, and $167,481 attributable to a note issued in lieu of cash for a portion of the placement agent’s fee.

In connection with the extinguishment, the Company calculated the reacquisition price of the Original Notes as the sum of the fair value of the New Notes issued in respect of the rollover $9,625,000 and the fair value of warrants issued to the holders of the Original Notes in connection with the refinancing $7,254,377, for a total reacquisition price of $16,879,377. The Company recognized a loss on extinguishment of debt of $8,378,189, representing the excess of the reacquisition price over the $8,501,187 net carrying amount of the Original Notes immediately prior to the refinancing.

The New Notes mature on May 27, 2027, and bear interest at 0% per annum, except upon an event of default. The New Notes are convertible, at the election of the holder, into shares of the Company’s common stock and are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries.

In connection with the May 27, 2026 financing, the Company issued warrants to purchase an aggregate of 7,914,758 shares of common stock to participating investors (“PIPE Warrants”) and warrants to purchase an aggregate of 1,418,444 shares of common stock to the placement agent and its designees (“PA Warrants”). The Company allocated the fair value of the PIPE Warrants between the rollover and new-money tranches on a pro rata basis based on relative principal amounts. The fair value of the PIPE Warrants allocated to the rollover tranche, $7,254,377, was included in the reacquisition price described above. The fair value of the PIPE Warrants allocated to the new-money tranche, together with the standalone fair value of the New Notes attributable to new money, was allocated between the New Notes and additional paid-in capital using the relative fair value method, resulting in $3,706,446 allocated to the New Notes and $2,793,554 allocated to additional paid-in capital as a debt discount. The fair value of the PA Warrants, $2,685,666, was recorded as a debt issuance cost. Cash legal fees of $660,000 and the fair value of the PA Warrants were allocated between debt issuance cost and equity issuance cost based on the relative fair value of the debt and equity components of the financing, resulting in $1,991,227 allocated to debt issuance cost (a reduction of the carrying amount of the New Notes) and $1,488,424 allocated to equity issuance cost (a reduction of additional paid-in capital).

The Company accounts for the resulting discount and debt issuance costs as a reduction of the carrying amount of the New Notes, which is accreted to interest expense over the term of the New Notes using the effective interest method in accordance with ASC 835-30.

For the three months ended June 30, 2026, the Company recognized interest expense related to the Original Notes and New Notes of $1,472,095, substantially all of which represented non-cash accretion of debt discount and debt issuance costs. For the six months ended June 30, 2026, the Company recognized interest expense related to the Original Notes and New Notes of $2,343,252. There was no comparable amount for the three or six months ended June 30, 2025.

As of June 30, 2026, the gross principal amount of the New Notes was $20,323,731, and the unamortized debt discount and debt issuance costs were $8,221,928, resulting in a net carrying amount of $12,101,803, classified as a current liability in the condensed consolidated balance sheets. As of December 31, 2025, no amounts were outstanding under the Original Notes or the New Notes.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

June 30,
2026 (Six months ending December 31, 2026)	$7,700,400
2027	25,423,731
2028	7,500,000
40,624,131
Less : Unamortized debt discount	(8,818,103)
$31,806,028

Note 9. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On May 26, 2026, the Company effected a 1-for-50 reverse stock split for its common stock (the “Reverse Stock Split”), as described in Note 2. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively restated for all periods presented to reflect Reverse Stock Split.

2026 Transactions

Consulting Agreement

On January 13, 2026, the Company issued 24,490 shares of its common stock to Hudson Global Ventures, LLC as consideration for consulting services rendered to the Company. The fair value of the shares, determined based on the closing market price of $21 per share on the date of issuance, was $514,285, which was recognized as consulting expense within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

On March 4, 2026, the Company entered into a Marketing Services Agreement with Outside The Box Capital Inc. (“OTB”), pursuant to which OTB agreed to provide marketing and distribution services to the Company for an initial term from March 5, 2026 through September 5, 2026. On May 20, 2026, the Company issued 14,085 shares of common stock to OTB in satisfaction of this obligation. The fair value of the shares, based on the closing market price of $10.63 per share on the date of issuance, was $149,718. The Company is recognizing the fair value of the shares as expense within sales and marketing expenses in the condensed consolidated statements of operations over the remaining term of the agreement. For the three and six months ended June 30, 2026, the Company recognized $93,990 of expense related to this agreement, with the remaining unamortized balance of $55,728 recorded as a prepaid and other current assets in the condensed consolidated balance sheets as of June 30, 2026.

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

Pursuant to the settlement, the Company issued shares to Silverback in three tranches. On February 12, 2026, the Company issued 46,800 shares at an agreed settlement price of $12.50 per share, for a total settlement value of $585,000. The fair value of the shares on the date of issuance, based on the closing market price of $14 per share, was $655,200. On March 9, 2026, the Company issued an additional 82,520 shares at an agreed settlement price of $12.50 per share, for a total settlement value of $1,031,500. The fair value of the shares on the date of issuance, based on the closing market price of $8.50 per share, was $701,420. The aggregate carrying amount of the obligations settled through these two tranches exceeded the aggregate fair value of the shares issued, resulting in a net gain on debt extinguishment of $259,880, which is included in other income in the condensed consolidated statements of operations for the three months ended March 31, 2026.

On March 23, 2026, the Company issued an aggregate of 8,000 shares of its common stock to Silverback in two components — 2,000 shares as consideration for settlement fees and 6,000 shares as consideration for legal fees incurred in connection with the settlement arrangement. The fair value of the shares was determined based on the closing market price of $6.50 per share on the date of issuance, resulting in settlement fees of $13,000 recognized within other expenses and legal fees of $39,000 recognized within general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026.

On April 3, 2026, the Company delivered a termination letter to Silverback purporting to terminate the Settlement Agreement. In connection with the purported termination, the Company issued an aggregate of 125,465 shares of common stock to Silverback during the three months ended June 30, 2026 — 40,000 shares on April 8, 2026 and 85,465 shares on April 10, 2026 — with an aggregate fair value of $766,392, based on closing market prices of $6.34 and $6.00 per share, respectively, on the applicable dates of issuance. The aggregate fair value of these shares was recognized as a loss on contract termination fee within the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

On May 18, 2026, the Company and Silverback entered into an Agreement Rescinding Termination and Reinstating Settlement Agreement, pursuant to which the parties rescinded the April 3, 2026 termination letter and reinstated the Settlement Agreement in its entirety, effective as of that date. Following reinstatement, on May 20, 2026, the Company issued 100,000 shares of common stock to Silverback at an agreed settlement price of $3.25 per share, in satisfaction of $325,000 of outstanding creditor claims under the Settlement Agreement. The fair value of the shares issued, based on the closing market price of $6.45 per share, was $645,000, which exceeded the carrying amount of the obligations settled, resulting in a loss on extinguishment of vendor obligation $320,000, which is included in other expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Accrued Compensation Settlement

On March 18, 2026, the Board of Directors approved the settlement of accrued compensation obligations owed to our Chairman of the Board and our President and Interim Chief Executive Officer through the issuance of equity securities. Pursuant to the settlement, the Company issued 100,000 shares of common stock to each individual, for an aggregate of 200,000 shares, together with five-year warrants to purchase 100,000 shares of common stock issued to each individual, for an aggregate of 200,000 warrants, originally exercisable at $0.50 per share. The shares were issued on March 31, 2026 pursuant to Section 4(a)(2) of the Securities Act of 1933.

The fair value of the shares on the date of issuance, based on the closing market price of $6.50 per share, was $1,300,000 in aggregate. The fair value of the warrants on the date of issuance was $1,289,580 in aggregate, determined using the Black-Scholes option pricing model with the following assumptions: stock price of $6.50, exercise price of $0.50, expected term of 5 years, annualized volatility of 186.0%, risk-free interest rate of 3.87%, and no expected dividends.

The aggregate fair value of the equity consideration issued of $2,589,580 was applied to settle accrued payroll expenses and accrued bonus of $2,000,000. The excess of the fair value of equity issued over the carrying amount of the obligations settled of $589,580 was recognized as stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026. The transaction was entirely non-cash.

During the three months ended June 30, 2026, the exercise price of the warrants was reduced from $0.50 to $0.005 per share. The Company accounted for the change as a modification in accordance with ASC 718-20, and recognized the incremental fair value of $10,031, determined using the Black-Scholes option pricing model with the same assumptions as the original grant other than the revised exercise price, as stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. Subsequent to the modification, each individual exercised their warrants in full, and the Company issued an aggregate of 200,000 shares of common stock for total cash proceeds of $1,000.

2023 Equity Incentive Plan

The Company adopted the 2023 Equity Incentive Plan (the “Plan”), which provides the issuance of up to 870,121 shares of the Company’s common stock (the “Initial Limit”). Beginning on January 1, 2025, and on each January 1 thereafter, the number of shares reserved for issuance under the Plan will automatically increase by an amount equal to three percent (3%) of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser amount as may be determined by the Plan’s administrator (the “Annual Increase”). Shares issued under the Plan may be newly issued shares or reacquired shares.

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

Restricted Common Stock

A summary of restricted common stock activity for the six months ended June 30, 2026 is as follows:

	Restricted Common Stock	Weighted Average Fair Value
Unvested shares as of December 31, 2025	19,643	$131.50
Granted	-	-
Vested	(8,929)	115
Forfeited and cancelled	-
Unvested shares as of June 30, 2026	10,714	$145.00

For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $1,096,794 and $1,291,878, respectively, related to restricted common stock awards, included within general and administrative expenses in the condensed consolidated statements of operations.

For the three and six months ended June 30, 2025, the Company recognized $935,222 and $28,708,643, respectively, in stock-based compensation expense in accordance with ASC 718, Compensation — Stock Compensation, based on the grant-date fair value of restricted stock awards. Stock-based compensation expense for the three and six months ended June 30, 2025 included within sales and marketing expenses was $65,217 and $400,000, respectively, and stock-based compensation expense included within general and administrative expenses was $870,005 and $28,308,643, respectively. The six months ended June 30, 2025 included $27,154,489 attributable to the immediate vesting of 187,272 shares granted on March 14, 2025.

As of June 30, 2026, total unrecognized compensation expense related to unvested restricted stock awards was $1,299,049, which is expected to be recognized over a weighted-average remaining period of 2.32 years.

Unissued Director Equity Awards

Pursuant to the Company’s non-employee director compensation policy, upon appointment to the Board of Directors, each non-employee director is entitled to a grant of 4,000 shares of restricted common stock, vesting in equal installments over a three-year period. These awards are accounted for as restricted stock units under ASC 718; the underlying shares are issued upon vesting rather than at grant, and accordingly are not reflected in the table above.

On February 4, 2026, the Company granted 4,000 shares under this policy to a newly appointed independent director, vesting in equal annual installments over a three-year period. The grant date fair value of the award was $68,000, determined based on the closing market price of $17.00 per share on the date of grant. In addition, the director an annual equity award of 1,200 shares of common stock under the Plan, issuable in arrears following the end of each calendar year. As of June 30, 2026, no shares had been issued in connection with this annual equity award.

On March 19, 2026, the Company granted 4,000 shares under this policy to a second newly appointed independent director, vesting in equal annual installments over a four-year period pursuant to the terms of that director’s engagement letter. The grant date fair value of the award was $23,960, determined based on the closing market price of $5.99 per share on the date of grant.

For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $7,335 and $10,748, respectively, related to the unissued director equity awards described above, included within general and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2026, total unrecognized compensation expense related to unissued director equity awards was $81,212, which is expected to be recognized over a weighted-average remaining period of 3.16 years.

Warrants

A summary of warrant activity for the six months ended June 30, 2026 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2025	87,200	$36.00
Issued	9,555,155	6.90
Exercised	(200,000)	0.005
Expired and cancelled	-	-
Unvested shares as of June 30, 2026	9,442,355	$7.31

On January 20, 2026, the Company issued 21,953 warrants to the placement agent and its designees in connection with the convertible note offering at an exercise price of $0.41 per share, expiring January 20, 2031. The fair value of these warrants, determined using the Black-Scholes option pricing model, was $416,965 in aggregate, based on a stock price of $19.50 per share, exercise price of $20.50, expected term of 5.00 years, expected volatility of 196.9%, risk-free interest rate of 3.86%, and no expected dividends.

On March 18, 2026, the Company issued an aggregate of 200,000 warrants to our Chairman of the Board and our President and Interim Chief Executive Officer in connection with the settlement of accrued compensation obligations, exercisable at $0.50 per share and expiring March 18, 2031. The fair value of the warrants, determined using the Black-Scholes option pricing model, was $1,289,580 in aggregate, $6.45 per warrant, based on a stock price of $6.50 per share, exercise price of $0.50, expected term of 5.00 years, expected volatility of 186.0%, risk-free interest rate of 3.87%, and no expected dividends.

During the three months ended June 30, 2026, the exercise price of these warrants was reduced to $0.005 per share. The Company accounted for the change as a modification in accordance with ASC 718-20, and recognized incremental fair value of $10,031 as stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations. Subsequent to the modification, each holder exercised their warrants in full, and the Company issued an aggregate of 200,000 shares of common stock for total cash proceeds of $1,000.

On May 27, 2026, in connection with the Note Purchase Agreement described in Note 8, the Company issued warrants to purchase an aggregate of 7,914,758 shares of common stock to participating investors, exercisable at $7.50 per share, and warrants to purchase an aggregate of 1,418,444 shares of common stock to the placement agent and its designees, exercisable at $4.275 per share, in each case expiring five years from the date of issuance.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants issued during the three months ended June 30, 2026:

	PIPE Warrants	PA Warrants

Stock price	$3.16	$3.16
Exercise price	7.50	4.275
Risk-free interest rate	4.20%	4.20%
Expected term (in years)	5.00	5.00
Expected volatility	78.0%	78.0%
Expected dividend yield	0%	0%

Note 10. PROPOSED TRANSACTION

On May 20, 2026, the Company entered into a Fully Binding Term Sheet, dated May 18, 2026, with EOS Technology Holdings, Inc. (“EOS”), Scilex Holding Company (“Scilex”), Datavault AI Inc. (“Datavault”), HealthBridge Advisors, LLC (“HBA”), and Fortitude Advisors, LLC (“Fortitude”). On July 29, 2026, the Company entered into an Amended and Restated Letter of Intent (the “LOI”) with EOS, Scilex, Datavault, and HBA, which superseded and replaced the Term Sheet in its entirety. Fortitude is not a party to the LOI, although the proposed transaction contemplates certain rights and obligations relating to Fortitude, as described below.

Pursuant to the LOI, and subject to the negotiation and execution of definitive agreements, the Company would acquire or exclusively license certain intellectual property assets from EOS and Scilex, expand its existing license arrangement with Datavault to include Datavault AI Health, and acquire a controlling interest in Tollo Health, LLC through an exchange of membership interests with HBA, the controlling member of Tollo Health, LLC. Consideration under the LOI consists solely of shares of the Company’s common stock (“Acquisition Stock”). No preferred stock, convertible securities, or contingent conversion features would be issued as consideration.

Upon issuance of the Acquisition Stock, EOS, Scilex, Datavault, and HBA are expected to own, in the aggregate, approximately 84.6% of the Company’s common stock, consisting of 19.9% for each of EOS, Scilex, and Datavault, and 24.9% for HBA. Fortitude is expected to own approximately 5.0%, and the Company’s existing public stockholders are expected to hold the remaining approximately 10.4%. These percentages represent target post-closing ownership on a fully diluted basis and are subject to adjustment for a liability reduction framework, financing transactions, conversion or settlement of convertible debt, transaction expenses, and other adjustments to be set forth in the definitive agreements.

The LOI contemplates that the Company will use one or more liability reduction or financing transactions to address outstanding Company liabilities prior to closing. The LOI further contemplates that the definitive agreements will include a registration rights agreement covering the resale of the Acquisition Stock, post-closing transfer restrictions, including a six-month lock-up period for certain holders, and certain management and board changes, including the appointment of two new management team members and four board designees following closing.

Completion of the proposed transaction is subject to a number of conditions, including completion of due diligence, negotiation and execution of definitive agreements, receipt of a fairness opinion, approval by the Company’s board of directors, applicable stockholder approvals, availability of financing, and satisfaction of Nasdaq requirements, including approval of an initial listing application if the transaction is treated as a change of control under Nasdaq Listing Rule 5110(a). Under the exclusivity provisions of the LOI, the parties have agreed to negotiate exclusively with one another through September 30, 2026, subject to a 30-day due diligence period during which the Company may terminate the LOI under specified circumstances.

As of June 30, 2026, the Company had not entered into definitive agreements with respect to the proposed transaction. No Acquisition Stock had been issued, and no assets, liabilities, or other financial statement effects had been recorded in connection with the Term Sheet or the LOI. There can be no assurance that definitive agreements will be entered into, that the required approvals or financing will be obtained, or that the proposed transaction will be consummated on the terms described above, or at all.

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

The following is the summary of operating lease assets and liabilities:

	June 30,	December 31,
	2026	2025
Operating Leases
Right-of-use assets	$719,645	$966,893

Lease liabilities, current portion	566,379	569,251
Long-term lease liabilities	249,840	527,122
Total lease liabilities	$816,219	$1,096,373

Weighted Average Remaining Lease Term	1.50	1.95
Weighted Average Discount Rate	8.36%	8.36%

The following is the summary of future minimum payments:

June 30,
2026 (remaining 6 months)	$310,440
2027	458,657
2028	84,976
Total lease payments	854,073
Less: Imputed interest	(37,854)
Total	$816,219

Note 12. RELATED PARTY TRANSACTIONS

The Company has transactions with Scietech, LLC, where a significant investor is the spouse of one of the directors of the Company, which qualifies as a related party. As of June 30, 2026 and December 31, 2025, accounts payable to Scietech, LLC was $25,500. No new transactions occurred with Scietech, LLC during the three and six months ended June 30, 2026.

As of December 31, 2025, the Company had an outstanding obligation of $225,000 due to its Chief Executive Officer, which was fully repaid during the three months ended March 31, 2026. As of June 30, 2026, there were no amounts outstanding.

As of June 30, 2026, the Company had outstanding advances of $4,200 due from an officer of the Company, representing amounts paid on behalf of the Company for business purposes, which is included in due from related party in the unaudited condensed consolidated balance sheets.

Gerald Commissiong, who was appointed Interim Co-Chief Executive Officer of the Company effective May 20, 2026, also serves as Chief Executive Officer of Tollo Health, LLC and as Managing Partner of Fortitude Advisors, LLC (“Fortitude”), which qualifies Tollo Health and Fortitude as related parties of the Company effective May 20, 2026. Fortitude provides Chief Business Officer consulting services to the Company under an existing consulting agreement. Tollo Health is a party to, and Fortitude is expected to receive an ownership interest in connection with, the proposed transaction described in Note 10.

For the three and six months ended June 30, 2026, the Company incurred consulting fees to Fortitude of $119,995 and $169,995, respectively. As of June 30, 2026, the Company had a receivable of $21,868 due from Tollo Health, included in due from related party in the unaudited condensed consolidated balance sheets. As of December 31, 2025, neither Tollo Health nor Fortitude was a related party of the Company.

During the three and six months ended June 30, 2025, the Company had transactions with certain entities that were considered related parties at that time, including Integra Pharma Solutions, LLC (“IPS”) and companies affiliated with Nomad Capital LLC. These entities are no longer considered related parties as of the date of these financial statements. The following summarizes transactions with these entities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales to Integra Pharma Solutions, LLC	$-	$-	$-	$503,730

Management services fees paid to Nomad Capital	$-	$-	$-	$160,000
IT expenses paid to Cingo Solutions	$-	$38,440	$-	$199,440
SaaS expenses paid to RxERP	$-	$150,000	$-	$150,000

Note 13. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenues	$1,779,860	$7,790,865	$3,339,423	$18,654,308
Cost of net revenues	1,597,656	7,285,113	2,986,998	17,455,915
Gross profit (loss)	182,204	505,752	352,425	1,198,393

Operating expenses:
General and administrative	7,056,671	4,859,949	11,925,606	36,032,869
Sales and marketing	113,990	343,383	1,073,990	408,600
Depreciation and amortization	356,597	802,796	713,421	1,605,668
Total operating expenses	7,527,258	6,006,128	13,713,017	38,047,137

Loss from operations	(7,345,054)	(5,500,376)	(13,360,592)	(36,848,744)

Other income/(expense):
Interest expense, net	(1,561,240)	(1,184,040)	(3,633,919)	(2,278,530)
Loss on extinguishment of vendor obligation	(320,000)	-	(60,120)	-
Loss on extinguishment of debt	(8,881,694)	-	(8,881,694)	-
Loss on contract termination fee	(766,394)	-	(766,394)	-
Settlement fees	-	-	(13,000)	-
Other income	511,157	11,952	609,897	23,907
Total other expense, net	(11,018,171)	(1,172,088)	(12,745,230)	(2,254,623)

Net loss before income taxes	(18,363,225)	(6,672,464)	(26,105,822)	(39,103,367)
Provision for income taxes	-	-	-	-
Net loss	$(18,363,225)	$(6,672,464)	$(26,105,822)	$(39,103,367)

All revenues were within the U.S. region. See Note 1, Organization and Summary of Significant Accounting Policies - Revenue Recognition for additional information about disaggregated revenue.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the unaudited condensed consolidated balance sheets were located as follows:

	June 30,	December 31,
	2026	2025
United States
Property, plant and equipment, net	$173,879	$229,376
Operating lease, right-of-use assets	$719,645	$966,893

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

Wellgistics, LLC is a defendant in a legal proceeding initiated by Lifsa Drugs LLC in the United States District Court for the District of New Jersey. The complaint alleges that Wellgistics, LLC failed to make payment for certain pharmaceutical products and seeks damages of approximately $420,460, together with interest, legal fees, and other related costs. The underlying amount has been recorded as a liability and is included within accounts payable in the accompanying condensed consolidated balance sheet. Lifsa’s underlying claim was subject to a Claim Purchase Agreement, dated January 28, 2026, between Silverback Capital Corporation (“Silverback”) and Lifsa, pursuant to which Silverback acquired rights with respect to the claim in the amount of $307,900, as part of the broader settlement process between the Company and Silverback described in Note 9. On July 7, 2026, Silverback and Lifsa entered into a Claim Rights Confirmation and Payment Agreement, which the Company executed solely to acknowledge its terms, confirming the claim amount of $307,900 and providing for payment by Silverback of $140,000 on or before July 9, 2026, with the remaining balance of $167,900 payable within 90 days thereafter. Silverback paid the initial $140,000 installment on July 8, 2026. Upon payment of the claim in full, Lifsa has agreed to dismiss the litigation with prejudice, including any claims in excess of the $307,900 confirmed amount.

In June 2026, Brian Norton, who served as the Company’s Chief Executive Officer from February 28, 2025 until his resignation on October 6, 2025, and who was a seller of membership interests in Wellgistics, LLC to the Company, filed suit against the Company in the Court of Chancery of the State of Delaware. Mr. Norton seeks monetary damages and shares of common stock that he claims are due to him in connection with the sale of his membership interests in Wellgistics, LLC, together with consequential damages allegedly arising from the Company’s claimed nonpayment. The Company believes Mr. Norton is not owed any such amounts and intends to vigorously defend the suit.

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

On December 10, 2025, defendants filed a motion to compel arbitration of all claims. A hearing on the motion was held on April 27, 2026.

As of June 30, 2026, obligations associated with these arrangements are reflected as liabilities on the Company’s condensed consolidated balance sheet in the aggregate amount of approximately $17,500,000. Of this amount, $5,000,000 was due and payable on July 24, 2026 pursuant to the terms of the underlying promissory note. Because this matter remains in dispute, the Company has not made this payment as of the date of this Quarterly Report. Because the potential resolution of this matter may result in a gain contingency, no amounts have been recognized in the accompanying condensed consolidated financial statements for any potential recovery or reduction of the recorded liability. The Company will continue to evaluate this matter and will adjust the related liability, if appropriate, based on developments in the litigation.

Vendor Demand Letter

The Company and certain of its subsidiaries have received demand letters from various vendors requesting payment for goods and services previously provided. The aggregate amount referenced in these demand letters is approximately $4.3 million, of which approximately $2.8 million is already recorded within accounts payable in the accompanying condensed consolidated balance sheet. The remaining $1.5 million relates to claims that are not recorded as liabilities in the accompanying condensed consolidated financial statements. Based on management’s evaluation in accordance with ASC 450, Contingencies, a loss related to these unrecorded claims is not probable as of June 30, 2026. Accordingly, no liability has been recognized for these amounts.

Note 15. SUBSEQUENT EVENTS

Corporate Name and Trading Symbol Change

On July 20, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name from Wellgistics Health, Inc. to DataMeds AI, Inc. (the “Name Change”). The Charter Amendment was duly approved by the Company’s stockholders in accordance with Section 242 of the General Corporation Law of the State of Delaware and became effective as of 12:01 a.m., Eastern Time, on July 22, 2026. In connection with the Name Change, the Company’s common stock began trading on The Nasdaq Capital Market under the new ticker symbol “MEDS” effective July 22, 2026, replacing the Company’s prior symbol “WGRX.” The Name Change and the change in trading symbol did not affect the rights of the Company’s stockholders, and the Company’s CUSIP number remains unchanged.

Amended and Restated Letter of Intent

As previously disclosed, on May 20, 2026, the Company entered into a Fully Binding Term Sheet, dated May 18, 2026, with EOS Technology Holdings, Inc. (“EOS”), Scilex Holding Company (“Scilex”), Datavault AI Inc. (“Datavault”), HealthBridge Advisors, LLC (“HBA”), and Fortitude Advisors, LLC, as further described in Note 10. On July 29, 2026, the Company entered into an Amended and Restated Letter of Intent (the “LOI”) with EOS, Scilex, Datavault, and HBA, which superseded and replaced the May 18, 2026 Term Sheet in its entirety.

Pursuant to the LOI, subject to negotiation and execution of definitive agreements, the Company would acquire or exclusively license certain intellectual property assets from EOS and Scilex, expand its existing license arrangement with Datavault, and acquire a controlling interest in Tollo Health, LLC through an exchange of membership interests with HBA. Consideration under the LOI consists solely of shares of the Company’s common stock (“Acquisition Stock”), with no preferred stock or convertible securities to be issued. Upon issuance of the Acquisition Stock, EOS, Scilex, Datavault, and HBA are expected to own, in the aggregate, approximately 84.6% of the Company’s common stock (EOS – 19.9%; Scilex – 19.9%; Datavault – 19.9%; HBA – 24.9%), with Fortitude Advisors, LLC expected to own approximately 5.0%, and the Company’s existing public stockholders expected to hold the remaining approximately 10.4%, in each case on a fully diluted, post-closing basis and subject to adjustment and the terms of definitive agreements. The LOI contemplates post-closing registration rights, transfer restrictions, and management and board changes, and provides for exclusive negotiation among the parties through September 30, 2026, subject to a 30-day due diligence termination right and other customary conditions.

The proposed transaction remains subject to due diligence, negotiation and execution of definitive agreements, stockholder and other approvals, financing availability, and other customary conditions, including potential Nasdaq change-of-control listing requirements. No assurance can be given that definitive agreements will be entered into or that the proposed transaction will be consummated on the terms described above or at all.

Dream Bowl 2026 Meme Coin Distribution

On July 27, 2026, the Company announced an updated record date of August 7, 2026 for the distribution of “Dream Bowl 2026” meme coins to holders of the Company’s common stock, pursuant to which stockholders as of the record date will be entitled to receive fifty (50) Dream Bowl 2026 meme coins for each share of common stock held. The distribution date will be determined by subsequent resolution in coordination with Datavault AI, Inc. As of the date these financial statements are issued, the Company had not yet distributed the meme coins, and financial statement impact, if any, of the distribution had not yet been determined.

Subsidiary Rebranding

On August 10, 2026, the Company announced that it had completed the renaming of its pharmacy and pharmacy technology subsidiaries to Corexa Pharmacy, LLC (f/k/a Wellgistics Pharmacy, LLC) and Corexa Tech & Hub, LLC (f/k/a Wellgistics Tech & Hub, LLC), respectively. The Company also renamed its pharmacy-focused division to Corexa Health, LLC, under which Corexa Pharmacy and Corexa Tech & Hub operate as subsidiaries. The Company’s wholesale pharmaceutical distribution subsidiary continues to operate under the name Wellgistics, LLC.

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains statements that constitute forward-looking statements that are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or the future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our proposed transaction with EOS Technology Holdings, Inc., Scilex Holding Company, Datavault AI Inc., and HealthBridge Advisors, LLC, and our collaboration with Kare Rx Hub, LLC and Kare Pharmtech, LLC. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Overview

DataMeds AI, Inc. (formerly Wellgistics Health, Inc.) (“DataMeds,” the “Company,” “we,” “us” or “our”) was incorporated in 2022 as a holding company for operating companies centered around healthcare technology and pharmaceutical services. We seek to be a micro health ecosystem, with a portfolio of companies consisting of a technology platform, pharmacy, and wholesale operations that provide novel prescription hub and clinical services. We strive to shift the dynamic of pharmaceutical care to revolve around the patient for a range of therapeutic conditions by offering various integrated solutions through leveraging our business segments to address access, care coordination, dispensing, delivery, and clinical management of certain pharmaceutical products. On July 22, 2026, the Company changed its name from Wellgistics Health, Inc. to DataMeds AI, Inc. and its trading symbol on The Nasdaq Capital Market from “WGRX” to “MEDS,” as described further under “Recent Developments” below.

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

DataMeds AI, Inc.

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

Recent Developments

Corporate Name and Trading Symbol Change

On July 20, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to change its name from Wellgistics Health, Inc. to DataMeds AI, Inc., effective July 22, 2026. In connection with the name change, the Company’s common stock began trading on The Nasdaq Capital Market under the new ticker symbol “MEDS,” replacing its prior symbol “WGRX.”

Reverse Stock Split

On May 20, 2026, the Company filed a Certificate of Amendment to effect a 1-for-50 reverse stock split of its common stock, which became effective May 26, 2026. The reverse stock split was intended to assist the Company in regaining compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

Nasdaq Listing Compliance

The Company received deficiency notices from The Nasdaq Stock Market LLC on December 10, 2025 and April 13, 2026, relating to non-compliance with the minimum bid price and minimum stockholders’ equity requirements, respectively, under Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). See “Liquidity and Capital Resources” below and Note 2 to the condensed consolidated financial statements for further information.

May 2026 Financing

On May 27, 2026, the Company entered into a Note Purchase Agreement with a group of investors, pursuant to which the previously outstanding convertible promissory notes issued in January and April 2026 were extinguished and replaced with new convertible promissory notes in an aggregate principal amount of $20,323,732, comprised of rollover and new money proceeds. See Note 8 to the condensed consolidated financial statements for further information.

Collaboration Agreement — Healthstar Technologies, LLC

On April 13, 2026, the Company entered into a Collaboration Agreement with Kare Rx Hub, LLC and Kare Pharmtech, LLC, providing for the formation of Healthstar Technologies, LLC, in which the Company would hold a 51% membership interest, in exchange for consideration of $2,000,000 payable in shares of the Company’s common stock. As of the date of this Quarterly Report, closing under the Collaboration Agreement had not yet occurred. See Note 14 to the condensed consolidated financial statements for further information

Proposed Transaction with EOS, Scilex, Datavault and HealthBridge Advisors

On May 20, 2026, the Company entered into a Fully Binding Term Sheet with EOS Technology Holdings, Inc., Scilex Holding Company, Datavault AI, Inc., HealthBridge Advisors, LLC, and Fortitude Advisors, LLC, contemplating a proposed transaction involving certain intellectual property assets, an expansion of the Company’s existing license arrangement with Datavault, and the acquisition of a controlling interest in Tollo Health, LLC. On July 29, 2026, the Company entered into an Amended and Restated Letter of Intent with EOS, Scilex, Datavault, and HealthBridge Advisors, which superseded and replaced the original Term Sheet in its entirety. The proposed transaction remains subject to negotiation and execution of definitive agreements, stockholder and other approvals, and other customary closing conditions. See Note 10 to the condensed consolidated financial statements for further information.

Leadership Changes

On May 20, 2026, the Company’s Board of Directors appointed Gerald Commissiong as Interim Co-Chief Executive Officer of the Company, in connection with the Term Sheet described above.

Settlement Agreement — Silverback Capital Corporation

During the six months ended June 30, 2026, the Company issued shares of common stock to Silverback Capital Corporation pursuant to a Settlement Agreement and Stipulation, approved under Section 3(a)(10) of the Securities Act of 1933, to satisfy certain outstanding creditor obligations. The Company delivered a termination letter with respect to the Settlement Agreement on April 3, 2026, which the parties subsequently rescinded on May 18, 2026, reinstating the Settlement Agreement in its entirety. See Note 9 to the condensed consolidated financial statements for further information.

Key Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

The Company is a holding company specifically formed to hold operating companies. We did not generate any revenue prior to the Wood Sage Acquisition, but now expect to generate all of our revenues through Wellgistics Pharmacy, and Wellgistics LLC. Although the Company may add other sources of revenue through the acquisition of other operating companies in the future, the Company currently does not have any such plans.

The Company will be subject to risk of specific inflationary pressures on product prices and its impact on consumer spending. For example, increases in prescription drug costs could impact consumers’ ability to afford initial or on-going therapy. The Company’s focus on the relatively expensive specialty lite business segment (i.e., $500 - $3,000 therapies) could be particularly impacted by increasing costs. Additionally, consumer discretionary funds could be reduced, impacting the ability to pay for digital services and subscription models that the Company offers. If inflation continues to increase, sourcing and procuring specialty lite products may prove to be capital intensive. The Company may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or the Company’s gross margin. All of these inflationary risk factors could materially and adversely impact the Company’s business operations, financial condition and results of operations.

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

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development and other administrative functions. General and administrative expenses will also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, facility costs not otherwise included in research and development expenses. Following the Company’s registration as a public company, general and administrative expenses also include public company expenses such as costs associated with compliance with the rules and regulations of the SEC and the stock exchange.

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

Results of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$1,779,860	$7,790,865	$3,339,423	$18,654,308
Cost of revenues	1,597,656	7,285,113	2,986,998	17,455,915
Gross profit	182,204	505,752	352,425	1,198,393
General and administrative	7,056,671	4,859,949	11,925,606	36,032,869
Sales and marketing	113,990	343,383	1,073,990	408,600
Depreciation and amortization	356,597	802,796	713,421	1,605,668
Total operating expenses	7,527,258	6,006,128	13,713,017	38,047,137
Loss from operations	(7,345,054)	(5,500,376)	(13,360,592)	(36,848,744)
Total other income (expense)	(11,018,171)	(1,172,088)	(12,745,230)	(2,254,623)
Net loss	$(18,363,225)	$(6,672,464)	$(26,105,822)	$(39,103,367)

Revenues and Cost of Revenues

Net revenues for the three months ended June 30, 2026 were $1,779,860, compared to $7,790,865 for the three months ended June 30, 2025, a decrease of $6,011,005, or approximately 77.2%. For the six months ended June 30, 2026, net revenues were $3,339,423, compared to $18,654,308 for the six months ended June 30, 2025, a decrease of $15,314,885, or approximately 82.1%. The decrease in both periods was primarily driven by a significant decline in distribution revenues within Wellgistics, LLC, reflecting the impact of liquidity constraints that limited the Company’s ability to procure and fulfill product orders. These decreases were partially offset by growth in pharmacy retail revenues, which increased to $1,590,367 for the three months ended June 30, 2026 from $77,756 for the three months ended June 30, 2025, and to $2,724,783 for the six months ended June 30, 2026 from $192,432 for the six months ended June 30, 2025, reflecting continued expansion of the Company’s pharmacy operations.

Cost of net revenues for the three months ended June 30, 2026 was $1,597,656, compared to $7,285,113 for the three months ended June 30, 2025, a decrease of $5,687,457, or approximately 78.1%. For the six months ended June 30, 2026, cost of net revenues was $2,986,998, compared to $17,455,915 for the six months ended June 30, 2025, a decrease of $14,468,917, or approximately 82.9%. The decrease in both periods was primarily attributable to the lower volume of distribution activity, consistent with the decline in net revenues.

Gross profit for the three months ended June 30, 2026 was $182,204, compared to $505,752 for the three months ended June 30, 2025, a decrease of $323,548, or approximately 64.0%. Gross margin was 10.2% for the three months ended June 30, 2026, compared to 6.5% for the three months ended June 30, 2025. For the six months ended June 30, 2026, gross profit was $352,425, compared to $1,198,393 for the six months ended June 30, 2025, a decrease of $845,968, or approximately 70.6%, with gross margin of 10.6% compared to 6.4% for the prior year period. The improvement in gross margin percentage in both periods reflects the increased contribution of pharmacy retail revenues, which carry higher margins than the distribution segment, partially offset by the lower overall revenue base.

The following is a summary of the disaggregation of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue - distribution services	$66,765	$7,548,600	$292,430	$18,216,887
Pharmacy retail sales	1,590,367	77,756	2,724,783	192,432
Third party logistics services	122,728	164,509	322,210	244,989
Net revenues	$1,779,860	$7,790,865	$3,339,423	$18,654,308

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2026 were $7,056,671, compared to $4,859,949 for the three months ended June 30, 2025, an increase of $2,196,722, or approximately 45.2%. The increase was primarily attributable to a $2,008,000 non-recurring compensation charge recorded in connection with the Compensation Committee’s approval, on May 12, 2026, of retroactive salary increases, a discretionary bonus, and a special bonus tied to the Company’s 2026 capital-raising activity for its Chief Executive Officer and President, together with higher stock-based compensation expense related to restricted stock vesting.

For the six months ended June 30, 2026, general and administrative expenses were $11,925,606, compared to $36,032,869 for the six months ended June 30, 2025, a decrease of $24,107,263, or approximately 66.9%. The decrease was primarily attributable to the non-recurring stock-based compensation expense of approximately $27.2 million recognized during the three months ended March 31, 2025 in connection with the immediate vesting of restricted shares granted in March 2025, partially offset by the $2,008,000 compensation charge and the other items described above recognized during the three months ended June 30, 2026.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended June 30, 2026 were $113,990, compared to $343,383 for the three months ended June 30, 2025, a decrease of $229,393. The decrease was primarily attributable to lower marketing and advertising spend during the current period, partially offset by $93,990 of expense recognized in connection with the Company’s marketing services agreement with Outside The Box Capital Inc.

For the six months ended June 30, 2026, sales and marketing expenses were $1,073,990, compared to $408,600 for the six months ended June 30, 2025, an increase of $665,390. The increase was primarily attributable to increased investment in brand awareness, customer acquisition initiatives, and market development activities during the three months ended March 31, 2026, together with the expense recognized in connection with the Outside The Box Capital Inc. agreement described above.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2026 was $356,597, compared to $802,796 for the three months ended June 30, 2025, a decrease of $446,199, or approximately 55.6%. For the six months ended June 30, 2026, depreciation and amortization expense was $713,421, compared to $1,605,668 for the six months ended June 30, 2025, a decrease of $892,247, or approximately 55.6%. The decrease in both periods was primarily attributable to the impairment of goodwill and intangible assets recognized during the year ended December 31, 2025, which reduced the carrying value of assets subject to amortization in the current year periods.

Other Expense, net

Interest expense, net, for the three months ended June 30, 2026 was $1,561,240, compared to $1,184,040 for the three months ended June 30, 2025, an increase of $377,200, or approximately 31.9%. For the six months ended June 30, 2026, interest expense, net was $3,633,919, compared to $2,278,530 for the six months ended June 30, 2025, an increase of $1,355,389, or approximately 59.5%. The increase in both periods was primarily attributable to interest and amortization of debt discount on the convertible promissory notes issued during 2026, interest on the seller promissory note, and interest on the revolving line of credit prior to its repayment, partially offset by lower interest expense following the repayment in full of the revolving line of credit in May 2026 and the extinguishment of the Agile Capital Funding LLC arrangement during the three months ended March 31, 2026.

During the three and six months ended June 30, 2026, the Company recognized a loss on extinguishment of debt of $8,881,694, comprised of a loss of $503,505, in connection with the extinguishment of the Agile Capital Funding LLC arrangement, and a loss of $8,378,189 recognized during the three months ended June 30, 2026 in connection with the refinancing of the Company’s outstanding convertible promissory notes on May 27, 2026. There was no comparable amount for the three or six months ended June 30, 2025.

During the three months ended June 30, 2026, the Company recognized a loss on extinguishment of vendor obligations of $320,000, in connection with the settlement of obligations owed to Silverback Capital Corporation through the issuance of shares of common stock at a fair value in excess of the carrying amount of the obligations settled. For the six months ended June 30, 2026, the Company recognized a net loss on extinguishment of vendor obligations of $60,120, reflecting the $320,000 loss recognized during the three months ended June 30, 2026, partially offset by a gain on extinguishment of $259,880 recognized during the three months ended March 31, 2026 in connection with the settlement of vendor payables and notes payable through the issuance of shares of common stock at a fair value below the carrying amount of the obligations settled. There was no comparable amount for the three or six months ended June 30, 2025.

During the three and six months ended June 30, 2026, the Company recognized a loss on contract termination fee of $766,394, in connection with shares of common stock issued to Silverback Capital Corporation following the Company’s purported termination, in April 2026, of its previously disclosed Settlement Agreement with Silverback, which the parties subsequently rescinded in May 2026. There was no comparable amount for the three or six months ended June 30, 2025.

Settlement fees of $13,000 were recognized during the six months ended June 30, 2026 in connection with the Silverback Capital Corporation settlement arrangement, all of which was recognized during the three months ended March 31, 2026. There was no comparable amount for the three or six months ended June 30, 2025.

Other income for the three months ended June 30, 2026 was $511,157, compared to $11,952 for the three months ended June 30, 2025, an increase of $499,205. For the six months ended June 30, 2026, other income was $609,897, compared to $23,907 for the six months ended June 30, 2025, an increase of $585,990. The increase in both periods was primarily attributable to settlements reached with certain counterparties in the ordinary course of business.

Net Loss

Net loss for the three months ended June 30, 2026 was $18,363,225, compared to $6,672,464 for the three months ended June 30, 2025, an increase of $11,690,761. The increase was primarily driven by the loss on extinguishment of debt of $8,378,189 recognized in connection with the May 2026 refinancing, the loss on contract termination fee of $766,394, the loss on extinguishment of vendor obligations, and higher general and administrative expenses, partially offset by the vendor credit recognized within sales and marketing expenses and higher other income during the period.

For the six months ended June 30, 2026, net loss was $26,105,822, compared to $39,103,367 for the six months ended June 30, 2025, a decrease of $12,997,545, or approximately 33.2%. The decrease was primarily driven by the non-recurring stock-based compensation expense of approximately $27.2 million recognized during the three months ended March 31, 2025 in connection with the immediate vesting of restricted shares granted in March 2025, partially offset by the loss on extinguishment of debt and loss on contract termination fee recognized during the three months ended June 30, 2026, and higher interest expense during the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash and cash equivalents of $2,456,373 and a working capital deficit of $33,781,185. The Company has incurred net losses of $18,363,225 and $26,105,822 for the three and six months ended June 30, 2026, respectively, and has an accumulated deficit of $137,137,512 as of June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed consolidated financial statements for further information.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(6,307,328)	$(3,426,447)
Net cash used in investing activities	$(447,230)	$(405,059)
Net cash provided by financing activities	$9,168,360	$3,223,112
Net change in cash and cash equivalents	$2,413,802	$(608,394)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $6,307,328, primarily due to our net loss of $26,105,822, partially offset by non-cash expenses of $15,614,148 and $4,184,678 in cash provided by changes in operating assets and liabilities. Non-cash expenses were primarily driven by a loss on extinguishment of debt of $8,881,693, amortization of debt discount of $2,343,252, and stock-based compensation of $2,562,514. Cash provided by changes in operating assets and liabilities was primarily driven by an increase in accrued expenses and other liabilities of $2,640,868, which included a $2,008,000 compensation accrual approved by our Compensation Committee on May 12, 2026, and an increase in accounts payable of $2,432,030.

Net cash used in operating activities for the six months ended June 30, 2025 was $3,426,447, primarily due to our net loss of $39,103,367, partially offset by non-cash expenses of $30,548,175 and $5,128,743 in cash provided by changes in operating assets and liabilities. Non-cash expenses were primarily driven by stock-based compensation of $28,708,643. Cash provided by changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $3,141,895.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $447,230 and $405,059, respectively, consisting entirely of capitalized software development costs related to the Company’s DelivMeds platform.

Cash from financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $9,168,360. This was primarily driven by gross proceeds of $14,200,000 from the issuance of convertible promissory notes, partially offset by $1,157,500 in payment of debt issuance costs, $2,104,557 in repayments under our term loan with Agile Capital Funding LLC, $1,643,923 in repayments of our revolving line of credit, and $89,909 in repayments under our merchant cash advance agreement.

Net cash provided by financing activities for the six months ended June 30, 2025 was $3,223,112. This was primarily driven by gross proceeds of $4,000,000 from the issuance of common stock in our IPO, $567,722 from common stock issuances under our equity purchase agreement, $615,000 from promissory notes, and $234,157 in net proceeds from a merchant cash advance. These inflows were partially offset by $1,208,498 in offering costs, as well as repayments of a note payable and revolving line of credit.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above that remain in progress.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities that we issued during the three months ended June 30, 2026, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On April 8, 2026, the Company issued 40,000 shares of common stock to Silverback Capital Corporation in connection with the Company’s purported termination of the Settlement Agreement described elsewhere in this Quarterly Report.

On April 10, 2026, the Company issued 85,465 shares of common stock to Silverback Capital Corporation in connection with the termination described above.

On May 20, 2026, the Company issued 100,000 shares of common stock to Silverback Capital Corporation pursuant to the Settlement Agreement, following the parties’ rescission of the termination described above and reinstatement of the Settlement Agreement.

On May 20, 2026, the Company issued 14,085 shares of common stock to Outside The Box Capital Inc. as consideration for marketing and consulting services rendered to the Company.

On June 22, 2026, our Chairman of the Board and our President and Chief Executive Officer each exercised warrants to purchase 100,000 shares of common stock, for an aggregate of 200,000 shares of common stock.

The foregoing issuances, other than the shares issued to Silverback Capital Corporation pursuant to the court-approved settlement agreement under Section 3(a)(10) of the Securities Act, were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares issued to Silverback Capital Corporation were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act based upon the fairness determination made by the Circuit Court of the Twelfth Judicial Circuit in and for Desoto County, Florida. In each transaction, we did not engage in any general solicitation or advertising and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to the issuances, making written disclosure regarding the restricted nature of the securities, and placing a legend on the certificates representing the shares. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in the above transactions, other than Dawson James Securities, Inc. acting as placement agent in connection with the May 27, 2026 note offering.

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit
Number	Description
3.1	Form of Certificate of Amendment (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on May 21, 2026).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 20, 2026 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on July 21, 2026).
4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of Form 8-K filed with the SEC on May 29, 2026).
4.2	Form of PIPE Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed with the SEC on May 29, 2026).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed with the SEC on June 3, 2026).
10.1	Amendment to Note Purchase Agreement, dated May 19, 2026 (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on May 21, 2026).
10.2	Amended and Restated Promissory Note dated May 19, 2026 (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the SEC on May 21, 2026).
10.3	Securities Purchase Agreement, dated May 27, 2026, by and among Wellgistics Health, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 29, 2026).
10.4	Registration Rights Agreement, dated May 27, 2026, by and among Wellgistics Health, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 29, 2026).
10.5	Placement Agency Agreement, dated May 27, 2026, by and between Wellgistics Health, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on May 29, 2026).
10.6	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on May 29, 2026).
10.7	Amended and Restated Letter of Intent dated July 29, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 4, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATAMEDS AI, INC.

Date: August 17, 2026
	By:	/s/ Prashant Patel
	Name:	Prashant Patel
	Title:	Principal Executive Officer

	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: August 17, 2026

