Form 10-Q
period 2026-09-30
DataMeds AI, Inc.
filed 2026-11-13
CIK 2030763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 5,724,857 shares of the Company’s common stock, par value $0.0001, issued and 5,717,882 shares outstanding.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to “DataMeds AI, Inc.,” “DataMeds AI,” “we,” “us,” “our” or the “Company” mean DataMeds AI, Inc. (formerly known as Wellgistics Health, Inc.) and its wholly-owned subsidiaries, except where it is made clear that the term means only DataMeds AI, Inc. The Company changed its name from Wellgistics Health, Inc. to DataMeds AI, Inc. effective July 22, 2026, as described in Note 1 — Organization and Summary of Significant Accounting Policies. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DATAMEDS AI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$476,598	$42,571
Accounts receivable, net	1,966,605	1,137,219
Inventories, net	1,440,296	1,639,426
Due from related parties	1,162,125	-
Prepaid and other current assets	174,411	-
Total current assets	5,220,035	2,819,216
Property, plant and equipment, net	323,305	229,376
Capitalized software	2,345,268	1,850,358
Operating lease, right-of-use-assets	1,590,240	966,893
Goodwill	15,787,176	14,193,923
Other intangible assets, net	13,249,358	10,314,675
Investment in SAFE	35,000	-
Deposits and other assets	183,486	85,008
Total assets	$38,733,868	$30,459,449

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,061,543	$11,665,135
Accounts payable, related party	25,500	25,500
Accrued expenses and other liabilities	3,647,245	6,407,722
Purchase consideration liability	1,885,700	-
Due to related parties	-	225,000
Convertible notes payable, net of debt discount	13,912,007	-
Current portion of debt obligations, net of debt discount	2,788,058	10,887,520
Operating lease liabilities- current portion	1,229,731	569,251
Total current liabilities	36,549,784	29,780,128
Convertible notes payable	1,363,672	-
Note payable, net of discount	100,000	12,600,000
Operating lease liabilities	548,717	527,122
Total liabilities	$38,562,173	$42,907,250

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 4,740,862 and 2,045,792 shares issued and 4,730,148 and 2,026,150 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	473	203
Additional paid-in capital	124,851,605	98,583,686
Accumulated deficit	(126,547,748)	(111,031,690)
Total DataMeds AI, Inc. stockholders’ equity (deficit)	(1,695,670)	(12,447,801)
Non-controlling interest	1,867,365	-
Total stockholders’ equity (deficit)	171,695	(12,447,801)
Total liabilities and stockholders’ equity (deficit)	$38,733,868	$30,459,449

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net revenues	$2,668,980	$3,012,904	$6,008,403	$21,667,212
Cost of net revenues	2,237,100	2,781,892	5,224,098	20,237,807
Gross profit (loss)	431,880	231,012	784,305	1,429,405

Operating expenses:
General and administrative	3,343,627	30,172,800	15,269,233	66,205,669
Sales and marketing	105,788	803,747	1,179,778	1,212,347
Depreciation and amortization	356,421	802,794	1,069,842	2,408,462
Total operating expenses	3,805,836	31,779,341	17,518,853	69,826,478

Loss from operations	(3,373,956)	(31,548,329)	(16,734,548)	(68,397,073)

Other income (expense):				-
Interest expense, net	(2,252,401)	(1,425,307)	(5,886,320)	(3,703,837)
Loss on extinguishment of vendor obligation	(3,605,978)	-	(3,666,098)	-
Gain (loss) on extinguishment of debt	19,064,881	(1,353,663)	10,183,187	(1,353,663)
Loss on contract termination fee	-	-	(766,394)	-
Settlement fees	-	-	(13,000)	-
Other income	703,014	9,095	1,312,911	33,002
Total other income (expense), net	13,909,516	(2,769,875)	1,164,286	(5,024,498)

Net income (loss) before income taxes	10,535,560	(34,318,204)	(15,570,262)	(73,421,571)
Provision for income taxes
Net income (loss)	$10,535,560	$(34,318,204)	$(15,570,262)	$(73,421,571)
Net loss attributable to non-controlling interest	(54,204)	-	(54,204)	-
Net income (loss) attributable to DataMeds AI	$10,589,764	$(34,318,204)	$(15,516,058)	$(73,421,571)

Weighted average common shares outstanding - basic and diluted
Basic	3,214,663	1,487,588	2,636,382	1,249,164
Diluted	3,961,210	1,487,588	2,636,382	1,249,164
Net income (loss) per common share - basic and diluted
Basic	$3.29	$(23.07)	$(5.89)	$(58.78)
Diluted	$2.72	$(23.07)	$(5.89)	$(58.78)

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance at December 31, 2024	1,021,110	$102	$16,491,504	$(9,757,160)	$-	$6,734,446
Common stock issued pursuant to public offering	17,778	2	3,999,998	-	-	4,000,000
Common stock issued pursuant to consulting agreements	3,040	-	543,520	-	-	543,520
Vested restricted stock granted to consultants	19,722	2	2,875,558	-	-	2,875,560
Vested restricted stock granted to directors	167,250	17	24,278,741	-	-	24,278,758
Vested restricted stock granted to employees	300	-	75,584	-	-	75,584
Offering costs	-	-	(1,598,196)	-	-	(1,598,196)
Net loss	-	-	-	(32,430,903)	-	(32,430,903)
Balance at March 31, 2025	1,229,200	$123	$46,666,708	$(42,188,063)	$-	$4,478,768
Common stock issued pursuant to equity purchase agreement	23,101	2	1,149,415	-	-	1,149,417
Issuance of commitment shares under equity purchase agreement	3,040	-	594,320	-	-	594,320
Common stock issued in partial settlement of seller’s note	6,667	1	1,499,999	-	-	1,500,000
Vested restricted stock granted to employees	889	-	354,563	-	-	354,563
Offering costs	-	-	(499,349)	-	-	(499,349)
Net loss	-	-		(6,672,464)	-	(6,672,464)
Balance at June 30, 2025	1,262,896	$126	$49,765,656	$(48,860,527)	$-	$905,255
Common stock issued pursuant to equity purchase agreement	45,424	5	1,689,365	-	-	1,689,370
Common stock issued pursuant to public offering	142,857	14	4,534,039	-	-	4,534,053
Common stock issued in partial settlement of due to seller	152,136	15	8,499,985	-	-	8,500,000
Common stock issued for services	8,869	1	545,999	-	-	546,000
Common stock cancelled	(4,444)	-	-	-	-	-
Vesting of restricted stock - Acceleration	180,000	18	24,299,982	-	-	24,300,000
Vested restricted stock granted to employees	1,320	-	785,000	-	-	785,000
Vested restricted stock granted to consultants	-	-	85,523	-	-	85,523
Offering costs	-	-	(248,981)	-	-	(248,981)
Net loss	-	-	-	(34,318,204)	-	(34,318,204)
Balance at September 30, 2025	1,789,058	$178	$89,956,568	$(83,178,731)	$-	$6,778,015

Balance at December 31, 2025	2,026,150	$203	$98,583,686	$(111,031,690)	$-	$(12,447,801)
Common stock and warrants issued in settlement of accrued compensation	200,000	20	2,589,560	-	-	2,589,580
Common stock issued in settlement of vendor obligation	129,320	13	1,356,607	-	-	1,356,620
Common stock issued as settlement and legal fees	8,000	1	51,999	-	-	52,000
Common stock issued pursuant to consulting agreement	24,490	2	514,283	-	-	514,285
Issuance of placement agent warrants in connection with convertible notes	-	-	416,965	-	-	416,965
Vested restricted stock granted to employees	-	-	169,853	-	-	169,853
Vested restricted stock granted to consultants	-	-	28,646	-	-	28,646
Net loss	-	-	-	(7,742,597)	-	(7,742,597)
Balance at March 31, 2026	2,387,960	$239	$103,711,599	$(118,774,287)	$-	$(15,062,449)
Common stock issued in pursuance of exercise of warrants	200,000	20	11,011	-	-	11,031
Common stock issued pursuant to consulting agreement	14,085	1	149,717	-	-	149,718
Common stock issued in settlement of vendor obligation	100,000	10	644,990	-	-	645,000
Common stock issued in pursuance of contract termination fees	125,465	13	766,379	-	-	766,392
Vested restricted stock granted to employees	8,929	-	1,104,129	-	-	1,104,129
Issuance of placement agent warrants in connection with convertible notes	-	-	2,685,666	-	-	2,685,666
Issuance of PIPE warrants in connection with convertible notes	-	-	10,047,930	-	-	10,047,930
Equity issuance costs	-	-	(1,488,423)	-	-	(1,488,423)
Effect of reverse stock split	45	-	-	-	-	-
Net loss	-	-	-	(18,363,225)	-	(18,363,225)
Balance at June 30, 2026	2,836,484	$283	$117,632,998	$(137,137,512)	$-	$(19,504,231)
Common stock issued in settlement of vendor obligation	1,591,435	159	4,870,478	-	-	4,870,637
Common stock issued pursuant to business combination	636,328	64	572,632	-	-	572,696
Common stock issued for acquisition of intangible assets	30,000	3	114,297	-	-	114,300
Repurchase and retirement of common stock – settlement with sellers of Wellgistics, LLC	(364,099)	(36)	(327,653)	-	-	(327,689)
Vested restricted stock granted to employees	-	-	1,988,853	-	-	1,988,853
Non-controlling interest recognized in assets acquisition	-	-	-	-	1,921,569	1,921,569
Net loss attributable to non-controlling interest	-	-	-	-	(54,204)	(54,204)
Net income attributable to DataMeds AI, Inc.	-	-	-	10,589,764	-	10,589,764
Balance at September 30, 2026	4,730,148	$473	$124,851,605	$(126,547,748)	$1,867,365	$171,695

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,570,262)	$(73,421,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowances for credit losses	213,787	265,582
Loss on extinguishment on vendor obligation	3,666,098	-
Gain on extinguishment of debt	(10,183,187)	1,353,663
Loss on contract termination fee	766,394	-
Amortization of debt discount	4,187,290	439,782
Stock-based compensation	4,607,095	54,438,827
Reserve for inventory obsolescence	(12,386)	-
Depreciation	82,956	119,269
Amortization	986,886	2,289,194
Changes in operating assets and liabilities:
Accounts receivable, net	(982,002)	1,359,834
Inventories, net	260,588	2,026,708
Deposits	-	(65,000)
Prepaid and other current assets	(156,550)	-
Other assets	-	(20,667)
Accounts payable	3,538,066	4,101,943
Accrued expenses and other liabilities	772,333	2,298,256
Operating lease liabilities, net	(279)	56,315
Due from / to related parties, net	(1,387,125)	196,089
Net cash used in operating activities	(9,210,298)	(4,561,776)
Cash flows from investing activities:
Cash acquired in business combination	805,875	-
Investment in SAFE	(35,000)	-
Investments in capitalized software	(494,910)	(626,144)
Net cash provided by (used in) investing activities	275,965	(626,144)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,000	-
Proceeds from promissory note	-	615,000
Repayment of promissory note	(36,751)	-
Repayment of seller promissory note	-	(137,141)
Proceeds from term loan	-	931,814
Proceeds from revolving line of credit	-	20,070,000
Repayment of revolving line of credit	(1,643,923)	(22,627,509)
Proceeds from convertible notes	14,200,000	-
Proceeds from Merchant cash advance	-	-
Proceeds from common stock issued pursuant to equity purchase agreement	-	2,838,787
Repayment of merchant cash advance	(89,909)	(365,613)
Proceeds from Promissory notes - silverback	650,000	-
Repurchase of common stock	(327,689)	-
Repayment of Seller Promissory note	(122,311)	-
Repayment of term loan	(2,104,557)	-
Proceeds from common stock issued pursuant to IPO	-	4,000,000
Proceeds from common stock issued pursuant to public offering	-	4,534,053
Debt issuance cost paid	(1,157,500)	-
Offering costs	-	(1,471,141)
Net cash provided by financing activities	9,368,360	8,388,250
Net change in cash and cash equivalents	434,027	3,200,330
Cash and cash equivalents at beginning of period	42,571	1,028,336
Cash and cash equivalents at end of period	$476,598	$4,228,666

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$516,505	$2,116,414

Supplemental disclosure of non-cash investing and financing activities:
Derecognition of promissory note and accrued interest pursuant to debt extinguishment	$19,187,192	$16,146,337
Issuance of commitment shares under equity purchase agreement	$-	$594,320
Common stock issued in partial settlement of seller’s note	$-	$10,000,000
Issuance of common stock and warrants in settlement of accrued compensation	$2,599,611	$-
Issuance of common stock in settlement of vendor and debt obligation	$6,872,257	$-
Fair value of PIPE and placement agent warrants issued in connection with New Notes	$12,733,596	$-
Fair value of placement agent warrants issued in connection with original notes, recorded as debt issuance costs	$416,965	$-
Convertible notes issued in lieu of cash for placement agent fees	$133,985	$-
Common stock issued pursuant to business combination	$572,696	$-
Convertible note issued pursuant to business combination	$1,363,672	$-
Intellectual property acquired through issuance of common stock	$114,300	$-
Intellectual property acquired through purchase consideration liability	$1,885,700	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

DATAMEDS AI, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DataMeds AI, Inc. (formerly known as Wellgistics Health, Inc.) (the “Company,” “we,” “us,” or “our”) is a Delaware corporation headquartered in Tampa, Florida. The Company was initially organized as Ayan Sponsors LLC on September 6, 2022, and subsequently incorporated as Danam Health, Inc. on November 15, 2022. On October 4, 2024, the Company changed its corporate name to Wellgistics Health, Inc. by filing a duly authorized Certificate of Amendment to its Certificate of Incorporation. On July 20, 2026, the Company filed a further Certificate of Amendment to its Amended and Restated Certificate of Incorporation to change its corporate name to DataMeds AI, Inc., effective July 22, 2026. In connection with the name change, the Company’s common stock began trading on The Nasdaq Capital Market under the symbol “MEDS,” replacing the prior symbol “WGRX.”

The Company operates as a holding company with Corexa Health, LLC (f/k/a Wood Sage LLC) as a directly held intermediate holding company subsidiary, Corexa Tech & Hub, LLC (f/k/a Wellgistics Tech & Hub, LLC) and Corexa Pharmacy, LLC (f/k/a Wellgistics Pharmacy, LLC) as indirect operating subsidiaries, Wellgistics, LLC and Helomics Corporation (“Helomics”) as direct operating subsidiaries, and Healthstar Technologies, LLC (“Healthstar”) as a 51%-owned consolidated subsidiary. On August 10, 2026, the Company completed the renaming of its pharmacy and pharmacy technology subsidiaries to Corexa Pharmacy, LLC and Corexa Tech & Hub, LLC, respectively, and renamed its pharmacy-focused division to Corexa Health, LLC.

In June 2024, the Company acquired Wood Sage (the “Wood Sage Acquisition”), including its two operating subsidiaries, Corexa Tech & Hub, LLC (f/k/a Wellgistics Tech & Hub, LLC and Alliance Pharma Solutions LLC d/b/a DelivMeds), a pharmaceutical technology hub, and Corexa Pharmacy, LLC (f/k/a Wellgistics Pharmacy, LLC and Community Specialty Pharmacy, LLC), a retail community specialty pharmacy. On August 30, 2024, the Company acquired Wellgistics, LLC (the “Wellgistics Acquisition”), a wholesale pharmaceutical distributor serving a network of independent pharmacies.

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

On September 28, 2026 (the “Healthstar Closing”), Kare Hub contributed certain intellectual property and related records (the “Transfer IP”) to Healthstar pursuant to the Collaboration Agreement. In consideration, the Company agreed to pay Kare Pharmtech a purchase price of $2,000,000, payable in shares of the Company’s common stock. At the Healthstar Closing, the Company issued 30,000 shares of common stock (1,500,000 shares prior to giving effect to the Reverse Stock Split), with a fair value of $114,300. The remaining $1,885,700 is payable, at the Company’s election, on or prior to April 1, 2027, in additional shares of common stock calculated using a two-day volume-weighted average price prior to issuance, and is presented as purchase consideration liability in the condensed consolidated balance sheet. The transaction was accounted for as an asset acquisition, and the Company recognized intellectual property of $3,921,569 and a non-controlling interest of $1,921,569. See Note 9 — Business Combination and Asset Acquisition.

Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed on March 20, 2026, with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). These policies have been applied consistently in these unaudited condensed consolidated interim financial statements, except for the policies adopted during the nine months ended September 30, 2026 in connection with new transactions, as described below.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period.

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

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, including Wood Sage from June 16, 2024, Wellgistics, LLC from August 30, 2024, Helomics from September 11, 2026, and Healthstar, a 51%-owned subsidiary, from its formation on June 18, 2026. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest represents the 49% membership interest in Healthstar held by Kare Hub. The non-controlling interest is presented as a separate component of stockholders’ equity (deficit) in the condensed consolidated balance sheets, and net loss attributable to the non-controlling interest is presented separately in the condensed consolidated statements of operations. Net income or loss of Healthstar is attributed to the Company and the non-controlling interest in proportion to their respective membership interests. Losses are attributed to the non-controlling interest even if such attribution results in a deficit non-controlling interest balance.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to:

●	the allowance for credit losses;
●	the reserve for inventory obsolescence;
●	the fair values of assets acquired and liabilities assumed in the Helomics Acquisition;
●	the measurement of the intellectual property and non-controlling interest recognized in connection with the Healthstar Closing;
●	the recoverability of goodwill and long-lived assets;
●	the fair value of equity instruments issued, including common stock, warrants and equity-based awards; the measurement of debt discounts and gains or losses on the extinguishment of debt;
●	the incremental borrowing rate used to measure lease liabilities; and
●	the valuation allowance on deferred tax assets.

Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results could differ from those estimates.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2026 and 2025, there was no difference between net income (loss) and comprehensive income (loss).

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

The Company’s CODM consists of its President and Interim Chief Executive Officer and its Interim Co-Chief Executive Officer, who review the operating results of the Company on a consolidated basis to make decisions about allocating resources and assessing financial performance. Following the Helomics Acquisition and the Healthstar Closing, the CODM continues to evaluate the Company’s operating results on a consolidated basis. Accordingly, management has determined that the Company has one operating and reportable segment.

The measures of segment profit or loss reviewed by the CODM are consolidated gross profit, loss from operations and net income (loss). These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs monitor compliance with the Company’s contractual obligations and budgeted spending.

See Note 14 for further details.

Concentration of Credit Risks, Major Customers and Vendors

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits.

For the nine months ended September 30, 2026, no single customer accounted for more than 10% of the Company’s net revenues. For the nine months ended September 30, 2025, one customer accounted for approximately 14% of the Company’s net revenues.

As of September 30, 2026, no single customer accounted for more than 10% of gross accounts receivable. As of December 31, 2025, two customers accounted for approximately 25% and 18%, respectively, of gross accounts receivable.

The Company’s pharmacy operations purchase substantially all of their pharmaceutical products from a single wholesale vendor. The loss of this vendor, or a disruption in its supply, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The carrying amounts of cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued expenses and other liabilities, and short-term debt obligations approximate their fair values due to the short-term nature of these instruments. The purchase consideration liability, which is required to be settled through the issuance of a variable number of shares of common stock with a fixed monetary value, is recorded at fair value, which approximates its settlement amount.

As of September 30, 2026, the carrying amount and estimated fair value of the Company’s convertible notes payable were $15,275,679 and $24,646,572, respectively. The carrying amount is net of unamortized debt discount and debt issuance costs. The May 2026 Convertible Notes are convertible at a conversion price equal to the lesser of $6.00 per share and the closing price of the common stock on the trading day immediately preceding the conversion date, subject to a floor price of $1.00 per share; accordingly, the fair value of the May 2026 Convertible Notes was estimated to approximate their principal amount. The Helomics Note is convertible at a fixed conversion price of $1.00 per share; accordingly, the fair value of the Helomics Note was estimated based on its as-converted value, using the closing price of the common stock on September 30, 2026. The estimated fair value of the convertible notes payable is a Level 3 measurement. There were no convertible notes payable outstanding as of December 31, 2025.

The Company also measures certain assets and liabilities at fair value on a non-recurring basis. During the three months ended September 30, 2026, the assets acquired and liabilities assumed in the Helomics Acquisition were measured at fair value as of the acquisition date, primarily using Level 3 inputs. See Note 9 — Business Combination and Asset Acquisition.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net invoiced amount, net of allowance for credit losses, and do not bear interest. Expected credit losses include losses expected based on known credit issues with specific customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for credit losses. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. Accounts receivable acquired in the Helomics Acquisition were recorded at fair value as of the acquisition date.

The Company uses a loss rate method to estimate its allowance for credit losses. The determination of the current expected credit loss rate begins with our review of historical loss experience as a percentage of accounts receivable. To determine the current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

The Company provides for a 95% - 100% loss rate of the accounts receivable which are due over the period of 90 days. For the three months ended September 30, 2026 and 2025, the Company recognized a provision for credit losses of $0 and $65,128, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized a provision for credit losses of $213,787 and $265,582, respectively, within general and administrative expenses.

Inventories, Net

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first in first out (“FIFO”) basis. Cost of inventory is determined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing an article to its existing condition and location. On a quarterly basis, we evaluate inventory for net realizable value using estimates based on historical experience, current or projected pricing trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. When the carrying value of inventory exceeds its estimated net realizable value, the Company records a reserve for obsolescence, which establishes a new cost basis for the related inventory. Inventory that is expired or otherwise determined to be unsaleable is written off against the reserve upon disposal or destruction. Provisions for inventory obsolescence and inventory write-downs are included in cost of net revenues in the condensed consolidated statements of operations. If actual conditions are less favorable than our assumptions, additional inventory write-downs may be required. Inventories acquired in a business combination are recorded at fair value as of the acquisition date.

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

As of September 30, 2026 and December 31, 2025, the Company had capitalized $2,994,453 and $2,499,543, respectively, related to the DelivMeds platform developed by Corexa Tech & Hub, LLC. Capitalized software is presented net of accumulated impairment of $649,185 recognized during the year ended December 31, 2025.

The platform has not yet been placed in service and accordingly, amortization has not commenced.

Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) is stated at cost less accumulated depreciation and amortization and any accumulated impairment losses. PP&E acquired in a business combination is recorded at fair value as of the acquisition date. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. The estimated useful lives of PP&E are as follows:

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

The Company has not identified any such impairment losses for the three and nine months ended September 30, 2026 and 2025.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. The consideration transferred is measured at fair value as of the acquisition date and includes the fair value of equity securities issued and liabilities incurred. The identifiable assets acquired and liabilities assumed are recognized at their fair values as of the acquisition date, and the excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill. Leases assumed in a business combination are measured as if they were new leases as of the acquisition date. Acquisition-related costs are expensed as incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the provisional amounts recognized for the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill, in the period in which the adjustments are determined.

Asset Acquisitions

When the assets acquired do not constitute a business, or substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the Company accounts for the transaction as an asset acquisition. The cost of an asset acquisition, which includes the fair value of the consideration transferred, any non-controlling interest recognized and direct transaction costs, is allocated to the assets acquired on a relative fair value basis. No goodwill is recognized in an asset acquisition. Acquired in-process research and development with no alternative future use is expensed as incurred.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets acquired in business combinations. In accordance with Intangibles – Goodwill and Other (Topic 350), goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. As the Company operates as a single operating and reportable segment, as described in Note 14, and no components below the segment level are separately reviewed by segment management, the Company has determined that it has a single reporting unit, coextensive with the Company as a whole, and all goodwill is tested for impairment on a consolidated basis.

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

No goodwill impairment was identified during the three and nine months ended September 30, 2026 and 2025.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including PP&E, capitalized software, right-of-use assets and finite-lived intangible assets, such as customer relationships, trademarks, license rights and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Recoverability is assessed by comparing the carrying amount of the asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset or asset group, which is generally determined based on estimated discounted future cash flows. Finite-lived intangible assets are amortized over their estimated useful lives.

As described in Note 2, the Company’s distribution business experienced a significant decline in revenue during the nine months ended September 30, 2026. Management evaluated this decline and believes the Company has sufficient plans in place, including the financing transactions and strategic initiatives described in Note 2, to address its underlying causes. Based on this evaluation, no impairment of long-lived assets was recognized during the three and nine months ended September 30, 2026 and 2025.

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

Leases assumed in a business combination are measured as of the acquisition date as if they were new leases. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate as of the acquisition date, and the right-of-use asset is measured at the amount of the lease liability, adjusted to reflect any favorable or unfavorable terms of the lease relative to market terms.

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

Distribution

Wellgistics, LLC provides distribution and third party logistics services to both pharmaceutical manufacturers and independent retail pharmacies. The Company recognizes revenue when goods are delivered to the customer. The gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are considered when estimating the impact of these revenue deductions on gross sales for a reporting period. All revenue from distribution product sales is recognized at the point-in-time when the goods are delivered to customer based on contractual obligations. Any amount collected from customers for goods not yet delivered is recorded as a contract liability.

Pharmacy

Corexa Pharmacy, LLC operates a retail pharmacy business that fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. The following are the steps taken to recognize revenue.

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

Technology and Platform

Technology and platform revenue consists of fees earned from patient access and hub services provided to pharmaceutical manufacturers through the KareHub platform, including prior authorization processing, prior authorization appeals and program management services. The Company’s promise to provide these services represents a series of distinct services that is satisfied over time, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Program management fees are fixed monthly fees and are recognized ratably over the month in which the services are provided. Fees for prior authorizations processed and appeals filed are charged on a per-transaction basis and are recognized as the related services are performed. Fees that are payable only upon the approval of a prior authorization appeal represent variable consideration and are recognized when the appeal is approved. Services are billed monthly in arrears. The Company is the principal in these arrangements, as it controls the services before they are transferred to the customer, and recognizes revenue on a gross basis.

Disaggregation of Revenue

The following is a summary of the disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended		Six Months Ended
	September 30,		September 30,		June 30,
	2026	2025	2026	2025	2026	2025
Product revenue - distribution services	$37,690	$2,637,790	$330,120	$20,854,677	$292,430	$18,216,887
Pharmacy retail sales	2,393,191	172,100	5,117,974	364,532	2,724,783	192,432
Third party logistics services	93,344	203,014	415,554	448,003	322,210	244,989
Technology and Platform revenue	144,755	-	144,755	-	-	-
Net revenues	$2,668,980	$3,012,904	$6,008,403	$21,667,212	$3,339,423	$18,654,308

All revenue for the three and nine months ended September 30, 2026, and 2025, were within the United States.

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the consolidated balance sheets. Contract liabilities include payment received for incomplete performance obligations and are included in Unearned revenue on the unaudited condensed consolidated balance sheets

At September 30, 2026, and December 31, 2025, the Company had contract liabilities of $0 and $488,229, respectively, included in accrued expenses and other current liabilities.

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

The Company classifies stock-based compensation expenses in its statement of operations in the same manner in which the award recipient’s costs are classified. See Note 10 for further details.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to DataMeds AI, Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method for warrants and unvested equity awards and the if-converted method for convertible notes. Shares whose issuance is contingent upon conditions that had not been satisfied as of the end of the period are excluded from the computation of diluted net income (loss) per share.

For the three months ended September 30, 2026, the Company reported net income attributable to DataMeds AI, Inc. For the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the Company reported net losses; accordingly, all potentially dilutive securities were antidilutive, and basic and diluted net loss per share were the same.

The May 2026 Convertible Notes are convertible at a conversion price equal to the lesser of $6.00 per share and the closing price of the common stock on the trading day immediately preceding the conversion date, subject to a floor price of $1.00 per share. Prior to receipt of the Required Stockholder Approval, the number of shares of common stock issuable under the May 2026 Convertible Notes and related transaction documents is limited to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Securities Purchase Agreement (the “Exchange Cap”). As the Required Stockholder Approval had not been obtained as of September 30, 2026, the computation of diluted net income per share for the three months ended September 30, 2026 includes only the shares issuable upon conversion of the May 2026 Convertible Notes within the Exchange Cap, and the related interest expense added back to net income has been adjusted accordingly.

For the three months ended September 30, 2026, diluted net income per share was computed by adding interest expense of $171,694 on the May 2026 Convertible Notes to net income attributable to DataMeds AI, Inc. of $10,589,764 and by adding to the 3,214,663 weighted-average basic shares outstanding the dilutive effect of 525,248 shares issuable upon conversion of the May 2026 Convertible Notes, 205,135 shares related to unvested ESOP awards and 16,164 shares issuable in settlement of the purchase consideration liability, resulting in 3,961,210 weighted-average diluted shares outstanding.

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive or because the conditions for their issuance had not been satisfied as of the end of the period:

	September 30,
	2026	2025

Unvested restricted common stock - 2023 Plan	10,714	39,081
Unissued director share awards	9,200	-
Unvested ESOP awards	522,600	-
Warrants	9,442,355	152,857
May 2026 Convertible Notes⁽¹⁾	5,537,802	-
Helomics Note⁽²⁾	1,368,641
Shares issuable in settlement of purchase consideration liability	495,706
Total	17,387,018	191,938

For the three months ended September 30, 2026, 525,248 of the shares issuable upon conversion of the May 2026 Convertible Notes, the incremental shares related to the unvested ESOP awards under the treasury stock method, and the shares issuable in settlement of the purchase consideration liability were dilutive and were included in the computation of diluted net income per share, as described above.

⁽¹⁾	Based on the conversion price in effect as of September 30, 2026 of $3.67 per share. Shares in excess of the Exchange Cap are issuable only upon receipt of the Required Stockholder Approval. The number of shares issuable upon conversion varies with the market price of the common stock; at the floor price of $1.00 per share, up to 20,323,732 shares would be issuable.

⁽²⁾	Includes shares issuable in respect of accrued interest. Conversion of the Helomics Note is subject to stockholder approval, which had not been obtained as of September 30, 2026.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of September 30, 2026, the Company has recorded a full valuation allowance against its net deferred tax assets, as management has concluded that it is more likely than not that such assets will not be realized.

For interim periods, the Company determines its income tax provision by applying an estimated annual effective tax rate to year-to-date pre-tax income (loss), with the effect of discrete items recognized in the period in which they occur. As a result of the full valuation allowance recorded against its net deferred tax assets, the Company did not record a provision for income taxes for the three and nine months ended September 30, 2026 and 2025. The Company recognizes the effect of a tax position only if it is more likely than not to be sustained upon examination by the relevant taxing authority, based on the technical merits of the position, and measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Recent Accounting Pronouncements

ASU 2025-05 — Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The adoption did not have a material impact on its condensed consolidated financial statements.

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

Note 2. LIQUIDITY AND GOING CONCERN

For the three months ended September 30, 2026, the Company reported net income of $10,535,560, which included a non-cash gain on extinguishment of debt of $19,064,881. For the nine months ended September 30, 2026, the Company incurred a net loss of $15,570,262 and used cash in operating activities of $9,210,298. As of September 30, 2026, the Company had cash and cash equivalents of $476,598, a working capital deficit of $31,329,749, an accumulated deficit of $126,547,748 and total stockholders’ equity of $171,695.

As of September 30, 2026, the Company had outstanding debt with an aggregate principal amount of $25,186,014, of which $23,722,342 is due within twelve months, including $20,323,731 under the New Notes, which mature on May 27, 2027. The Company does not currently have sufficient cash to repay these obligations as they become due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

Nasdaq Listing Compliance

On December 10, 2025, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. On June 9, 2026, Nasdaq notified the Company that it had regained compliance with this requirement following the Company’s 1-for-50 reverse stock split effected on May 26, 2026.

On April 13, 2026, the Company received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires minimum stockholders’ equity of $2,500,000. On June 9, 2026, Nasdaq granted the Company an extension until October 12, 2026 to evidence compliance. On October 19, 2026, Nasdaq notified the Company that it had regained compliance with the minimum stockholders’ equity requirement, based on transactions completed by the Company through that date. Nasdaq will continue to monitor the Company’s compliance with this requirement, and if the Company does not evidence compliance at the time of its next periodic report, the Company’s common stock may be subject to delisting.

Management Plans

Management is pursuing multiple initiatives to address the Company’s liquidity position and the substantial doubt about its ability to continue as a going concern:

During the nine months ended September 30, 2026, the Company received gross proceeds of $14,200,000 from the issuance of convertible promissory notes. On May 27, 2026, the Company refinanced its previously outstanding convertible notes, with an aggregate principal amount of $9,625,000, into the New Notes, with an aggregate principal amount of $20,323,731, which included $6,500,000 of new money proceeds. See Note 8 — Debt.

On September 11, 2026, the Company entered into a settlement agreement with the sellers of Wellgistics, LLC, pursuant to which $17,500,000 of principal and $1,687,192 of accrued interest under the seller promissory note were extinguished in exchange for cash consideration of $450,000. See Note 8 — Debt.

During the nine months ended September 30, 2026, the Company settled outstanding creditor obligations through the issuance of common stock to Silverback Capital Corporation pursuant to a court-approved settlement agreement under Section 3(a)(10) of the Securities Act of 1933, as amended, and expects to continue to use this arrangement to reduce its outstanding liabilities. See Note 10 — Stockholders’ Equity.

On September 28, 2026, the Company issued a promissory note to a third-party lender under which the lender may, at its sole discretion, advance up to $1,000,000 to the Company. See Note 8 — Debt.

In connection with the Helomics Acquisition on September 11, 2026, the Company received $1,500,000 in cash from the seller. See Note 9 — Business Combination and Asset Acquisition.

On October 21, 2026, the Company entered into a non-binding Second Amended and Restated Letter of Intent (the “Second A&R LOI”) relating to the Proposed Transaction described in Note 11 — Terminated Proposed Transaction. The Second A&R LOI contemplated, among other things, a potential investment in the Company of at least $2,000,000 by investors associated with the Company’s placement agent, which was not received. On November 3, 2026, the Company terminated the Second A&R LOI. See Note 16 — Subsequent Events.

There can be no assurance that the Company will be successful in obtaining additional financing or reducing its outstanding liabilities on acceptable terms, or at all.

Wellgistics, LLC Distribution Business

Product revenue from distribution services declined significantly during the nine months ended September 30, 2026 as compared to the corresponding period in 2025, primarily due to liquidity constraints that limited the Company’s ability to procure and fulfill product orders. Management evaluated this decline and believes the Company has plans in place, including the financing transactions and strategic initiatives described above, to address its underlying causes. Based on this evaluation, management concluded that the carrying value of the goodwill and other intangible assets attributable to the distribution business was not impaired as of September 30, 2026.

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

Note 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2026	2025
Billed – Third Party	$3,010,742	$1,984,424
Less: Allowance for credit losses	(1,044,137)	(847,205)
Total accounts receivable, net	$1,966,605	$1,137,219

Note 4. INVENTORIES, NET

Inventory consists of the following:

	September 30,	December 31,
	2026	2025
First Defense Nasal Screen Corp (“FDNS”)	$5,988,257	$5,988,257
Finished goods	1,812,397	2,072,985
Raw materials and supplies	49,072	-
Total inventory, at cost	7,849,726	8,061,242
Less: reserve for obsolescence	(6,409,430)	(6,421,816)
Inventories, net	$1,440,296	$1,639,426

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

The FDNS inventory has experienced minimal sales activity and management has determined there is no active market for the product. Based on this assessment, the carrying value was deemed not recoverable, and a reserve for obsolescence of $5,988,257 was fully recorded during the year ended December 31, 2025 and remained unchanged as of September 30, 2026.

Raw materials and supplies consist of laboratory reagents and consumables held by Helomics and were recorded at fair value as of the September 11, 2026 acquisition date. See Note 9 — Business Combination and Asset Acquisition.

For the three and nine months ended September 30, 2026, the Company recorded provisions for inventory obsolescence related to finished goods of $0 and $72,967, respectively, which are included in cost of net revenues in the condensed consolidated statements of operations. During the three months ended September 30, 2026, the Company wrote off $85,352 of previously reserved expired finished goods inventory against the reserve for obsolescence upon the destruction of such inventory.

Note 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2026	2025
Leasehold Improvements	$766,467	$766,467
Equipment	762,774	589,208
Computer Hardware	1,904	-
Furniture & Fixtures	153,576	152,161
	1,684,721	1,507,836
Less: Accumulated Depreciation	(1,361,416)	(1,278,460)
Property, plant and equipment, net	$323,305	$229,376

In connection with the Helomics Acquisition, the Company acquired property, plant and equipment, consisting primarily of laboratory equipment, with a fair value of $176,885 as of the acquisition date. See Note 9 — Business Combination and Asset Acquisition.

Depreciation expense was $27,459 and $39,731 for the three months ended September 30, 2026 and 2025, respectively, and $82,956 and $119,269 for the nine months ended September 30, 2026 and 2025, respectively.

Note 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2026	2025

Software development costs - Delivmeds	$2,994,453	$2,499,543
Accumulated impairment	(649,185)	(649,185)
Capitalized software	$2,345,268	$1,850,358

Customer relationships - Woodsage acquisition	393,853	393,853
Customer relationships - Wellgistics acquisition	11,256,067	11,256,067
Trademark - Wellgistics acquisition	10,143,137	10,143,137
License rights	2,500,000	2,500,000
Intellectual Property - Karehub Platform	3,921,569	-
	28,214,626	24,293,057
Accumulated amortization	(5,086,193)	(4,099,307)
Accumulated impairment	(9,879,075)	(9,879,075)
Other intangible assets, net	$13,249,358	$10,314,675

Capitalized Software

Software development costs relate to the DelivMeds platform developed by Corexa Tech & Hub, LLC. As of September 30, 2026 and December 31, 2025, the Company had gross capitalized software development costs of $2,994,453 and $2,499,543, respectively. Accumulated impairment of $649,185, recorded during the year ended December 31, 2025, remained unchanged as of September 30, 2026, resulting in a net carrying value of $2,345,268 and $1,850,358 as of September 30, 2026 and December 31, 2025, respectively. The platform has not yet been placed in service and accordingly, amortization has not commenced as of September 30, 2026.

Customer Relationships and Trademark

Intangible assets of $393,853 represent customer relationships identified and measured at fair value pursuant to the Wood Sage business combination completed in June 2024. Amortization expense related to these intangible assets was $12,308 and $12,308 for the three months ended September 30, 2026, and 2025, respectively, and $36,923 and $36,925 for the nine months ended September 30, 2026 and 2025, respectively.

Intangible assets of $11,256,067 and $10,143,137 represent customer relationships and trademarks, respectively, identified and measured at fair value in connection with the Wellgistics, LLC business combination completed in August 2024, amortized over their estimated useful lives. During the year ended December 31, 2025, the Company recognized impairment charges of $5,314,027 related to Wellgistics customer relationships and $4,565,048 related to the Wellgistics trademark, for a total intangible asset impairment charge of $9,879,075, recorded within goodwill and intangible asset impairment in the consolidated statements of operations. No impairment charges were recognized during the three and nine months ended September 30, 2026. The Company’s distribution business experienced a significant decline in revenue during the nine months ended September 30, 2026, as described in Note 2. Management evaluated this decline and believes the Company has sufficient plans in place, including the financing transactions and strategic initiatives described in Note 2, to address its underlying causes. Based on this evaluation, no impairment was identified as of September 30, 2026.

Amortization expense related to Wellgistics customer relationships was $183,932 and $469,003 for the three months ended September 30, 2026 and 2025, respectively and $551,797 and $1,407,008 for the nine months ended September 30, 2026 and 2025, respectively.

Amortization expense related to the Wellgistics trademark was $132,722 and $281,754 for the three months ended September 30, 2026 and 2025, respectively and $398,166 and $845,261 for the nine months ended September 30, 2026 and 2025 respectively.

Intangible assets of $3,921,569 represent intellectual property related to the KareHub platform acquired by Healthstar in connection with the Healthstar Closing, which was accounted for as an asset acquisition. The intellectual property is amortized on a straight-line basis over an estimated useful life of seven years and is subject to a security interest granted by Healthstar to Kare Hub pursuant to the Collaboration Agreement. See Note 9 — Business Combination and Asset Acquisition.

Total amortization expense related to other intangible assets was $328,962 and $763,065 for the three months ended September 30, 2026 and 2025, respectively and $986,886 and $2,289,194 for the nine months ended September 30, 2026 and 2025, respectively.

The following table represents the future amortization of intangible assets:

December 31,
2026 (remaining 3 months)	$558,304
2027	2,233,215
2028	2,233,215
2029	2,233,215
2030	1,983,269
Thereafter	4,008,140
13,249,358

Note 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Accrued personnel costs	$2,896,397	$4,588,421
Accrued professional fees	162,141	114,429
Accrued expenses	284,484	199,053
Credit card obligation	184,595	183,943
Unearned revenue	-	488,229
Accrued interest	119,628	833,647
	$3,647,245	$6,407,722

The decrease in accrued interest was primarily attributable to the derecognition of accrued interest on the note payable to the sellers of Wellgistics, LLC in connection with the settlement described in Note 8 — Debt.

Note 8. DEBT

Outstanding debt consists of the following:

	September 30,	December 31,
	2026	2025

Merchant cash advance	$1,687,808	$1,744,134
Loan payable	-	1,601,052
Note payable - owners of Wellgistics	-	5,000,000
Note payable - third party, net of debt discount	450,000	898,411
Revolving line of credit	-	1,643,923
Promissory note – third-party lender, net of debt discount	650,250	-
May 2026 Convertible Notes, net of debt discount	13,912,007	-
Current portion of debt obligations	16,700,065	10,887,520

Third party investor	$100,000	$100,000
Convertible notes - Helomics acq	1,363,672	-
Note payable - owners of Wellgistics	-	12,500,000
Long-term debt	1,463,672	12,600,000
Total debt	$18,163,737	$23,487,520

As of September 30, 2026 and December 31, 2025, unamortized debt discount was $7,022,277 and $1,568,776, respectively.

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

The Company and Cedar Advance LLC are currently in mutual discussions to amend the weekly repayment amount under the October 2025 MCA. During the three and nine months ended September 30, 2026, the Company made reduced weekly payments, compared to the contractual weekly installment of $56,800. As of September 30, 2026, the Company had not received a notice of default under the October 2025 MCA.

For the three and nine months ended September 30, 2026, the Company made total repayments of $81,789 and $378,589, respectively, under the merchant cash advance, of which $81,789 and $288,680, respectively, were applied to accreted interest and classified within operating activities, and $0 and $89,909, respectively, were applied to principal and classified within financing activities. For the three and nine months ended September 30, 2026, the Company recognized interest expense from the amortization of the related debt discount of $115,372 and $322,263, respectively. As of September 30, 2026, the gross contractual repayment obligation under the merchant cash advance was $2,168,611, and the related unamortized debt discount was $480,803, resulting in a net carrying amount of $1,687,808, classified as a current liability in the condensed consolidated balance sheet.

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

The Company recognized interest expense related to the Agile arrangement of $0 and $41,232, and a loss on extinguishment of debt of $0 and $503,505, for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, there were no amounts outstanding under the Agile arrangement. As of December 31, 2025, the net carrying amount of the Agile obligation was $1,601,052, net of unamortized debt discount of $765,710, and was classified as a current liability in the condensed consolidated balance sheets.

Note payable – sellers of Wellgistics, LLC

On August 23, 2024, the Company and the sellers of Wellgistics, LLC entered into the Fourth Amendment to the Membership Interest Purchase Agreement (the “MIPA”), pursuant to which the Company issued a promissory note in the aggregate principal amount of $15,000,000, bearing simple interest at a rate equal to the Prime Rate as published by The Wall Street Journal on January 1 of the applicable year, payable in three equal annual installments commencing on the first anniversary of the effective date of the Company’s registration statement.

On July 24, 2025, the Company and the sellers of Wellgistics LLC executed the Eighth Amendment to the Membership Interest Purchase Agreement (“MIPA”), pursuant to which the principal amount of the seller promissory note was increased from $15.0 million to $17.5 million. Under the amended note, $5,000,000 of principal is payable on each of the first and second anniversaries, and $7,500,000 of principal is payable on the third anniversary, of the effective date of the promissory note. The note bears simple interest at a rate equal to the Prime Rate as published by The Wall Street Journal on January 1 of the applicable year. The principal payment of $5,000,000 due on July 24, 2026 was not paid, as the obligations under the MIPA and the seller promissory note were the subject of litigation between the Company and the sellers.

On September 11, 2026, the Company entered into a settlement agreement and release (the “Seller Settlement”) with Brian Norton, individually and as seller representative, Nomad Capital LLC and Strategix Global LLC (collectively, the “Selling Holders”), the Company’s former Chief Executive Officer, former Chief Operating Officer and former Chief Financial Officer, and certain other parties, to resolve all claims among the parties relating to the MIPA and the seller promissory note, including the litigation initiated by the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida and the litigation initiated by the Selling Holders in the Court of Chancery of the State of Delaware, each as previously disclosed. Pursuant to the Seller Settlement, the Company paid aggregate cash consideration of $450,000, consisting of $350,000 for the repurchase of 364,099 shares of the Company’s common stock held by the Selling Holders and $100,000 in settlement of the MIPA and all other released claims. Upon payment of the cash consideration, the parties exchanged mutual releases, the outstanding principal of $17,500,000 and accrued interest of $1,687,192 under the seller promissory note were extinguished, the repurchased shares were retired, and the pending litigation was dismissed with prejudice.

The Company accounted for the extinguishment of the seller promissory note in accordance with ASC 470-50, Debt—Modifications and Extinguishments. The Company recorded the repurchase of common stock at its fair value of $327,689, based on the closing price of the Company’s common stock of $0.90 per share on September 11, 2026, and allocated the remaining cash consideration of $122,311 to the settlement of the seller promissory note. The Company recognized a gain on extinguishment of debt of $19,064,881 for the three months ended September 30, 2026, representing the carrying amount of the seller promissory note and accrued interest of $19,187,192, less the cash consideration allocated to the settlement of $122,311. The Selling Holders were not related parties of the Company as of the date of the Seller Settlement.

Under the Seller Settlement, the Company agreed to indemnify its former Chief Executive Officer, former Chief Operating Officer and former Chief Financial Officer against certain third-party civil claims arising from their conduct as officers of the Company prior to September 11, 2026, subject to customary exceptions. See Note 15 — Commitments and Contingencies.

For the three and nine months ended September 30, 2026, the Company recognized interest expense of $297,500 and $1,035,137, respectively, related to the amended promissory note. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $277,123 related to the amended promissory note.

As of September 30, 2026, no amounts were outstanding under the seller promissory note. As of December 31, 2025, the outstanding principal of the seller promissory note was $17,500,000, of which $5,000,000 was classified as a current liability and $12,500,000 was classified as non-current in the condensed consolidated balance sheets, and accrued interest of $652,055 was included in accrued expenses and other liabilities.

Note Payable – Third party

On January 2, 2025, the Company entered into an unsecured promissory note agreement with Arvoda Consulting LLC for a principal amount of $448,411, bearing interest at a rate of 10% per annum, with both principal and accrued interest due in full on May 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. In connection with this note, the Company received net proceeds of $415,000, with the remaining $33,411 recognized as a debt discount, which was fully amortized as of December 31, 2025. During the nine months ended September 30, 2026, the Company settled the outstanding principal and accrued interest under the Arvoda note through a combination of share issuances to Silverback Capital Corporation pursuant to a court-approved settlement agreement under Section 3(a)(10) of the Securities Act of 1933, and a direct cash payment by the Company. For the three months ended September 30, 2026 and 2025, the Company recognized $0 and $11,210, respectively, as interest expense. For the nine ended September 30, 2026 and 2025, the Company recognized $399 and $33,232, respectively, as interest expense, and $0 and $33,411, respectively, as amortization of debt discount, related to the Arvoda note. As of September 30, 2026, the note payable to Arvoda Consulting LLC had been fully satisfied, and there were no amounts outstanding. As of December 31, 2025, accrued interest payable on this note was $44,442, and the outstanding principal of $448,411 was classified as a current liability in the condensed consolidated balance sheets.

On February 2, 2025, the Company entered into two separate unsecured promissory note agreement, each for a principal amount of $100,000, bearing interest at a rate of 10% per annum, with both principal and accrued interest originally due in full on August 15, 2025. In the event of default, interest accrues at a default rate of 12% per annum. Under the terms of the promissory note, an event of default occurs only if the maker fails to pay any amount due within five (5) days after receipt of written notice from the payee. As of September 30, 2026, the Company had not received any such written notice and, accordingly, no event of default had occurred. For the three months ended September 30, 2026 and 2025, the Company recognized aggregate interest expense of $5,000 and $5,000, respectively, related to this note. For the nine months ended September 30, 2026 and 2025, the Company recognized aggregate interest expense of $15,000 and $13,123, respectively. As of September 30, 2026 and December 31, 2025, aggregate accrued interest payable on this note was $33,124 and $18,124, respectively, and the aggregate outstanding principal of $200,000 is classified as a current liability in the condensed consolidated balance sheets.

On April 8, 2025, the Company issued a promissory note to Strategic EP, LLC in the principal amount of $250,000, bearing interest at a rate of 10% per annum. Under the terms of the agreement, the outstanding principal and accrued interest are payable on the earlier of (i) April 8, 2026, or (ii) within five business days following the Company’s receipt of aggregate gross proceeds of at least $10 million from one or more equity or debt financings. On February 27, 2026, the Company received a demand letter from Strategic EP, LLC indicating that the Company was in default under the terms of the promissory note. Upon the occurrence of a default, interest accrues at a default rate of 18% per annum. For the three months ended September 30, 2026 and 2025, the Company recognized interest expense of $11,250 and $0, respectively, related to this note, accrued at the default rate of 18% per annum. On August 25, 2026, Strategic EP filed suit against the Company seeking repayment of the note, together with accrued interest, fees and costs, in an aggregate amount of approximately $272,122. See Note 15 — Commitments and Contingencies. For the nine months ended September 30, 2026 and 2025, the Company recognized interest expense of $33,750 and $0, respectively, related to this note, accrued at the default rate of 18% per annum. As of September 30, 2026 and December 31, 2025, accrued interest payable on this note was $55,872 and $22,122, respectively, and the outstanding principal of $250,000 is classified as a current liability in the condensed consolidated balance sheets.

In September 2023, the Company entered into a promissory note agreement with a third party investor for a principal amount of $100,000, bearing interest at a rate of 8% per annum. Under the terms of the note, the lender is entitled to receive 35,000 shares of the Company’s common stock upon the consummation of a SPAC transaction or merger. As of September 30, 2026, this condition had not been met and accordingly no shares have been issued. For the three months ended September 30, 2026 and 2025, the Company recognized interest expense of $2,000 and $2,000, respectively, related to this note. For the nine months ended September 30, 2026 and 2025, the Company recognized interest expense of $6,000 and $6,000, respectively, related to this note. As of September 30, 2026 and December 31, 2025, accrued interest payable on this note was $25,666 and $19,666, respectively, and the outstanding principal of $100,000 is classified as a non-current liability in the condensed consolidated balance sheets.

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

On May 29, 2026, the Company repaid the outstanding balance under the line of credit in full, for a total payment of $1,666,132, in advance of the forbearance period end date. For the three months ended September 30, 2026 and 2025, the Company recognized interest expense of $0 and $262,558, respectively, related to the line of credit. For the nine months ended September 30, 2026 and 2025, the Company recognized interest expense of $267,302 and $876,757, respectively, related to the line of credit.

As of September 30, 2026, there were no amounts outstanding under the line of credit. As of December 31, 2025, the outstanding balance under the line of credit was $1,643,923, and was classified as a current liability in the condensed consolidated balance sheets.

Promissory Note – Third-Party Lender

On September 28, 2026, the Company issued a promissory note to a third-party lender (the “Lender”) under which the Lender may, at its sole discretion, advance up to $1,000,000 to the Company in one or more advances (the “Promissory Note”). The principal amount of the Promissory Note increases by 120% of each advance, reflecting a 20% original issue discount, up to a maximum principal amount of $1,200,000. The Promissory Note bears interest at 8% per annum, payable monthly in cash, and matures on September 28, 2027. The Company is required to apply 100% of the proceeds of any subsequent debt or equity financing, as defined in the Promissory Note, to repay the Promissory Note in full, and may voluntarily prepay the Promissory Note at 125% of the outstanding balance. The Promissory Note is not subordinated to any other indebtedness of the Company and restricts the Company from, among other things, incurring indebtedness that is senior to or pari passu with the Promissory Note, repurchasing its equity securities and entering into variable rate transactions without the prior consent of the Lender.

The Promissory Note is not convertible prior to an event of default. Events of default include, among others, a failure to pay amounts when due, a failure to timely file required reports with the SEC and a default under any other indebtedness of the Company of $100,000 or more. Upon an event of default, interest accrues at 18% per annum, the Lender may declare immediately due and payable an amount equal to 125% of the outstanding balance, and the Lender may convert the outstanding balance into shares of common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the ten trading days preceding the conversion date, subject to a 4.99% beneficial ownership limitation and the limitations of Nasdaq Listing Rule 5635(d).

The Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Promissory Note following an event of default and, if it fails to file or maintain the effectiveness of such registration statement within the specified time periods, to pay liquidated damages equal to 1% of the outstanding principal amount for each 30-day period, up to a maximum of 10% of the principal amount. The maximum potential amount of such liquidated damages was $78,000 based on the principal amount outstanding as of September 30, 2026. The Company has not recorded a liability for this registration payment arrangement, as it does not consider such payment to be probable.

On September 29 and 30, 2026, the Company received advances of $500,000 and $150,000, respectively, under the Promissory Note, resulting in principal outstanding of $780,000. The Company recorded the Promissory Note net of the original issue discount, which is amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2026, the Company recognized interest expense of $251 related to the amortization of the original issue discount on the Promissory Note. As of September 30, 2026, the unamortized original issue discount was $129,750, resulting in a net carrying amount of $650,250, classified as a current liability in the condensed consolidated balance sheet.

On October 30, 2026, the Company and the Lender entered into a First Amendment to the Promissory Note, which confirmed aggregate advances of $800,000 and principal outstanding of $960,000 as of that date, and amended the Promissory Note to require the Company to reserve shares of common stock equal to at least 300% of the number of shares issuable upon conversion of the outstanding balance, calculated using the default conversion price, the failure of which constitutes an immediate event of default. See Note 16 — Subsequent Events.

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

May 2026 Refinancing

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

In connection with the extinguishment, the Company calculated the reacquisition price of the Original Notes as the sum of the fair value of the New Notes issued in respect of the rollover $9,625,000 and the fair value of warrants issued to the holders of the Original Notes in connection with the refinancing $7,254,377, for a total reacquisition price of $16,879,377. The Company recognized a loss on extinguishment of debt of $8,378,189 for the nine months ended September 30, 2026, representing the excess of the reacquisition price over the $8,501,187 net carrying amount of the Original Notes immediately prior to the refinancing.

The New Notes mature on May 27, 2027, and bear interest at 0% per annum, except upon an event of default. The New Notes are convertible, at the election of the holder, into shares of the Company’s common stock and are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries.

In connection with the May 27, 2026 financing, the Company issued warrants to purchase an aggregate of 7,914,758 shares of common stock to participating investors (“PIPE Warrants”) and warrants to purchase an aggregate of 1,418,444 shares of common stock to the placement agent and its designees (“PA Warrants”). The Company allocated the fair value of the PIPE Warrants between the rollover and new-money tranches on a pro rata basis based on relative principal amounts. The fair value of the PIPE Warrants allocated to the rollover tranche, $7,254,377, was included in the reacquisition price described above. The fair value of the PIPE Warrants allocated to the new-money tranche, together with the standalone fair value of the New Notes attributable to new money, was allocated between the New Notes and additional paid-in capital using the relative fair value method, resulting in $3,706,446 allocated to the New Notes and $2,793,554 allocated to additional paid-in capital as a debt discount. The fair value of the PA Warrants, $2,685,666, was recorded as a debt issuance cost. Cash legal fees of $660,000 and the fair value of the PA Warrants were allocated between debt issuance cost and equity issuance cost based on the relative fair value of the debt and equity components of the financing, resulting in $1,991,227 allocated to debt issuance cost (a reduction of the carrying amount of the New Notes) and $1,488,423 allocated to equity issuance cost (a reduction of additional paid-in capital).

The Company accounts for the resulting discount and debt issuance costs as a reduction of the carrying amount of the New Notes, which is accreted to interest expense over the term of the New Notes using the effective interest method in accordance with ASC 835-30.

For the three months ended September 30, 2026, the Company recognized interest expense related to the New Notes of $1,810,204, substantially all of which represented non-cash accretion of debt discount and debt issuance costs. For the nine months ended September 30, 2026, the Company recognized interest expense related to the Original Notes and New Notes of $4,153,456. There was no comparable amount for the three or nine months ended September 30, 2025.

As of September 30, 2026, the gross principal amount of the New Notes was $20,323,731, and the unamortized debt discount and debt issuance costs were $6,411,724, resulting in a net carrying amount of $13,912,007, classified as a current liability in the condensed consolidated balance sheets. As of December 31, 2025, no amounts were outstanding under the Original Notes or the New Notes.

Helomics Note

In connection with the Helomics Acquisition, on September 11, 2026, the Company issued to Axe Compute Inc. an unsecured convertible promissory note in the principal amount of $1,363,672 (the “Helomics Note”). The Helomics Note bears simple interest at 7% per annum and matures on September 11, 2029. The Helomics Note may be prepaid by the Company at any time without penalty, and any payments are applied first to accrued interest and then to principal. The Helomics Note is subordinated in right of payment to the Company’s senior indebtedness for borrowed money.

The principal and accrued interest under the Helomics Note are convertible into shares of common stock at a conversion price of $1.00 per share, subject to adjustment, at the option of the holder, and will automatically convert upon receipt of stockholder approval of the issuance of the conversion shares in accordance with Nasdaq Listing Rule 5635(a). Upon conversion, the Company may elect to pay accrued interest in cash. The conversion price is subject to reduction if the Company issues common stock or common stock equivalents at an effective price below the then-current conversion price, subject to certain exceptions. As of September 30, 2026, stockholder approval had not been obtained.

The Helomics Note was issued as part of the consideration for the Helomics Acquisition and was recorded at its fair value as of the acquisition date, which approximated its principal amount. For the three and nine months ended September 30, 2026, the Company recognized interest expense of $4,969 related to the Helomics Note. As of September 30, 2026, the outstanding principal of the Helomics Note was $1,363,672, which is classified as a non-current liability in the condensed consolidated balance sheet, and accrued interest of $4,969 was included in accrued expenses and other liabilities.

The following table is a summary of annual principal payments of the Company’s outstanding debt:

December 31,
2026 (remaining three months)	$2,618,611
2027	21,203,731
2028	-
2029	1,363,672
25,186,014
Less : Unamortized debt discount	(7,022,277)
$18,163,737

Note 9. BUSINESS COMBINATION AND ASSET ACQUISITION

Helomics Acquisition

On September 11, 2026 (the “Acquisition Date”), the Company acquired 100% of the outstanding equity interests of Helomics Corporation (“Helomics”) from Axe Compute Inc. (“Axe Compute”) pursuant to a Stock Purchase Agreement (the “Helomics Acquisition”). Helomics is a research organization that provides tumor drug-response testing, 3D tumor models and related laboratory services to pharmaceutical and biotechnology companies. The Company completed the Helomics Acquisition to expand its capabilities into precision oncology data and laboratory services and to complement its healthcare technology platform. The Helomics Acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting.

The purchase consideration consisted of the following:

Amount
Common stock issued (636,328 shares)	$572,695
Helomics notes	1,363,672
Total Purchase consideration	$1,936,367

The fair value of the common stock issued was determined based on the closing price of the Company’s common stock of $0.90 per share on the Acquisition Date. The Helomics Note was recorded at its fair value as of the Acquisition Date, which approximated its principal amount. See Note 8 — Debt for the terms of the Helomics Note. Pursuant to the Stock Purchase Agreement and mutually agreed terms, the seller delivered $1,500,000 in cash to the Company at closing. Of this amount, $800,000 was in respect of Helomics’ pre-closing liabilities and was adjusted in the liabilities assumed as a part of the acquisition. The remaining $700,000 did not relate to any obligation of Helomics or the Company as of the Acquisition Date and was recognized in other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as of the Acquisition Date:

Total
Cash and cash equivalents	$5,875
Accounts receivable, net	61,172
Inventories, net	49,072
Prepaid and other current assets	17,861
Property, plant and equipment, net	176,885
Operating lease, right-of-use-assets	1,044,124
Deposits and other assets	98,478
Goodwill	1,593,253
Accrued expenses and other liabilities	(7,223)
Operating lease liabilities- current portion	(727,103)
Operating lease liabilities	(376,027)
Net assets acquired	$1,936,367

Goodwill represents the excess of the purchase consideration over the fair value of the net assets acquired and is attributable primarily to the assembled workforce, the laboratory capabilities of Helomics and expected synergies with the Company’s existing operations. Goodwill is not expected to be deductible for income tax purposes.

The purchase price allocation is preliminary and is based on management’s estimates of the fair values of the assets acquired and liabilities assumed as of the Acquisition Date. The Company is continuing to evaluate the fair values of the assets acquired and liabilities assumed, including identifiable intangible assets. The final purchase price allocation may differ from the preliminary allocation, and any adjustments will be recognized during the measurement period, which will not exceed one year from the Acquisition Date.

The results of operations of Helomics have been included in the Company’s condensed consolidated financial statements from the Acquisition Date. For the period from the Acquisition Date through September 30, 2026, Helomics did not generate revenue and incurred a net loss of $41,331.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of the Company and Helomics as if the Helomics Acquisition had occurred on January 1, 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Revenue	2,670,803	3,044,225	6,046,249	21,760,918
Net income (loss)	9,295,905	(35,125,715)	(18,747,816)	(75,837,468)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Helomics Acquisition occurred on January 1, 2025, or of future results of operations.

Healthstar Asset Acquisition

On September 28, 2026 (the “Healthstar Closing”), pursuant to the Collaboration Agreement, Kare Hub contributed to Healthstar certain intellectual property and related records underlying the KareHub platform (the “Transfer IP”), and the Company agreed to pay Kare Pharmtech a purchase price of $2,000,000, payable in shares of the Company’s common stock. At the Healthstar Closing, the Company issued 30,000 shares of common stock, with a fair value of $114,300. The remaining $1,885,700 is payable, at the Company’s election, on or prior to April 1, 2027 in additional shares of common stock, the number of which will be determined based on a two-day volume-weighted average price prior to issuance. Because this obligation requires settlement in a variable number of shares with a fixed monetary value, it is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and is presented as purchase consideration liability in the condensed consolidated balance sheet.

The Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset and accounted for the transaction as an asset acquisition. Accordingly, no goodwill was recognized. The Company recognized intellectual property of $3,921,569, consisting of the purchase price of $2,000,000 and a non-controlling interest of $1,921,569, representing Kare Hub’s 49% membership interest in Healthstar, which was measured based on the value implied by the consideration paid by the Company for its 51% membership interest. The intellectual property is amortized on a straight-line basis over an estimated useful life of seven years. Pursuant to the Collaboration Agreement, Healthstar granted Kare Hub a security interest in the Transfer IP. See Note 6 — Intangible Assets.

Note 10. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On May 26, 2026, the Company effected a 1-for-50 reverse stock split for its common stock (the “Reverse Stock Split”), as described in Note 2. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively restated for all periods presented to reflect Reverse Stock Split.

2026 Transactions

Consulting Agreement

On January 13, 2026, the Company issued 24,490 shares of its common stock to Hudson Global Ventures, LLC as consideration for consulting services rendered to the Company. The fair value of the shares, determined based on the closing market price of $21 per share on the date of issuance, was $514,285, which was recognized as consulting expense within general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

On March 4, 2026, the Company entered into a Marketing Services Agreement with Outside The Box Capital Inc. (“OTB”), pursuant to which OTB agreed to provide marketing and distribution services to the Company for an initial term from March 5, 2026 through September 5, 2026. On May 20, 2026, the Company issued 14,085 shares of common stock to OTB in satisfaction of this obligation. The fair value of the shares, based on the closing market price of $10.63 per share on the date of issuance, was $149,718. The Company is recognizing the fair value of the shares as expense within sales and marketing expenses in the condensed consolidated statements of operations over the remaining term of the agreement. For the three and nine months ended September 30, 2026, the Company recognized $55,728 and $149,718, respectively, of expense related to this agreement.

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

On February 12, 2026, the Company issued 46,800 shares at an agreed settlement price of $12.50 per share, for a total settlement value of $585,000. The fair value of the shares on the date of issuance, based on the closing market price of $14 per share, was $655,200. On March 9, 2026, the Company issued an additional 82,520 shares at an agreed settlement price of $12.50 per share, for a total settlement value of $1,031,500. The fair value of the shares on the date of issuance, based on the closing market price of $8.50 per share, was $701,420. The aggregate carrying amount of the obligations settled through these two tranches exceeded the aggregate fair value of the shares issued, resulting in a net gain on debt extinguishment of $259,880, which is included in loss on extinguishment of vendor obligations in the condensed consolidated statements of operations for the nine months ended September 30, 2026.

On March 23, 2026, the Company issued an aggregate of 8,000 shares of its common stock to Silverback in two components — 2,000 shares as consideration for settlement fees and 6,000 shares as consideration for legal fees incurred in connection with the settlement arrangement. The fair value of the shares was determined based on the closing market price of $6.50 per share on the date of issuance, resulting in settlement fees of $13,000 recognized within other expenses and legal fees of $39,000 recognized within general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026.

On April 3, 2026, the Company delivered a termination letter to Silverback purporting to terminate the Settlement Agreement. In connection with the purported termination, the Company issued an aggregate of 125,465 shares of common stock to Silverback during the three months ended June 30, 2026 — 40,000 shares on April 8, 2026 and 85,465 shares on April 10, 2026 — with an aggregate fair value of $766,394, based on closing market prices of $6.34 and $6.00 per share, respectively, on the applicable dates of issuance. The aggregate fair value of these shares was recognized as a loss on contract termination fee within the condensed consolidated statements of operations for the nine months ended September 30, 2026.

On May 18, 2026, the Company and Silverback entered into an Agreement Rescinding Termination and Reinstating Settlement Agreement, pursuant to which the parties rescinded the April 3, 2026 termination letter and reinstated the Settlement Agreement in its entirety, effective as of that date. Following reinstatement, on May 20, 2026, the Company issued 100,000 shares of common stock to Silverback at an agreed settlement price of $3.25 per share, in satisfaction of $325,000 of outstanding creditor claims under the Settlement Agreement. The fair value of the shares issued, based on the closing market price of $6.45 per share, was $645,000, which exceeded the carrying amount of the obligations settled, resulting in a loss on extinguishment of vendor obligation $320,000 for the nine months ended September 30, 2026.

During the three months ended September 30, 2026, the Company issued an aggregate of 1,591,435 shares of common stock to Silverback pursuant to the Settlement Agreement, in satisfaction of $1,264,659 of outstanding creditor claims. The aggregate fair value of the shares issued, based on the closing market prices of the common stock on the respective dates of issuance, was $4,870,637, which exceeded the carrying amount of the obligations settled, resulting in a loss on extinguishment of vendor obligations of $3,605,978 for the three and nine months ended September 30, 2026.

For the three and nine months ended September 30, 2026, the Company recognized a net loss on extinguishment of vendor obligations of $3,605,978 and $3,666,098, respectively, in connection with the Settlement Agreement.

Helomics Acquisition

On September 11, 2026, the Company issued 636,328 shares of common stock as partial consideration for the Helomics Acquisition. The shares were recorded at their fair value of $572,696, based on the closing price of the common stock of $0.90 per share on the Acquisition Date. See Note 9 — Business Combination and Asset Acquisition.

Healthstar Asset Acquisition

On September 28, 2026, the Company issued an aggregate of 30,000 shares of common stock to Kare Pharmtech and its designee in partial satisfaction of the purchase price under the Collaboration Agreement. The shares were recorded at their fair value of $114,300, based on the closing price of the common stock of $3.81 per share on the date of issuance. In connection with the Healthstar Closing, the Company recognized a non-controlling interest of $1,921,569. See Note 9 — Business Combination and Asset Acquisition.

Repurchase and Retirement of Common Stock

In connection with the Seller Settlement with the sellers of Wellgistics, LLC, the Company repurchased an aggregate of 364,099 shares of common stock from the Selling Holders for cash consideration of $350,000, and the repurchased shares were retired. The Company recorded the repurchase at the fair value of the shares of $327,689, based on the closing price of the common stock of $0.90 per share on September 11, 2026, as a reduction of common stock and additional paid-in capital, and allocated the remaining consideration to the settlement of the seller promissory note. See Note 8 — Debt.

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

The aggregate fair value of the equity consideration issued of $2,589,580 was applied to settle accrued payroll expenses and accrued bonus of $2,000,000. The excess of the fair value of equity issued over the carrying amount of the obligations settled of $589,580 was recognized as stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026. The transaction was entirely non-cash.

During the three months ended June 30, 2026, the exercise price of the warrants was reduced from $0.50 to $0.005 per share. The Company accounted for the change as a modification in accordance with ASC 718-20, and recognized the incremental fair value of $10,031, determined using the Black-Scholes option pricing model with the same assumptions as the original grant other than the revised exercise price, as stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026. Subsequent to the modification, each individual exercised their warrants in full, and the Company issued an aggregate of 200,000 shares of common stock for total cash proceeds of $1,000. See Note 13 — Related Party Transactions.

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

Restricted Common Stock

A summary of restricted common stock activity for the nine months ended September 30, 2026 is as follows:

	Restricted Common Stock	Weighted Average Fair Value
Unvested shares as of December 31, 2025	19,643	$131.50
Granted	-	-
Vested	(8,929)	115
Forfeited and cancelled	-
Unvested shares as of September 30, 2026	10,714	$145.00

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $199,419 and $1,491,297, respectively, related to restricted common stock awards, included within general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2026, total unrecognized compensation expense related to unvested restricted stock awards was $1,099,630, which is expected to be recognized over a weighted-average remaining period of 1.85 years.

For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $25,716,523 and $54,438,827, respectively, based on the grant-date fair value of restricted stock awards, of which $346,000 and $746,000, respectively, was included in sales and marketing expenses and $25,370,523 and $53,692,827, respectively, was included in general and administrative expenses. Stock-based compensation expense for the three and nine months ended September 30, 2025 included $24,300,000 attributable to the accelerated vesting of restricted stock held by the Company’s former Chief Executive Officer, and the nine months ended September 30, 2025 also included $27,154,489 attributable to the immediate vesting of shares granted on March 14, 2025.

Equity Awards Approved by the Compensation Committee

On May 12, 2026, the Compensation Committee of the Board of Directors approved the grant of shares of common stock to certain employees, directors, consultants and other service providers, and on July 17, 2026, the Compensation Committee amended the terms of such awards (the “ESOP Awards”). The ESOP Awards consist of an aggregate of 1,011,600 shares of common stock, of which 489,000 shares vested on September 30, 2026 and 522,600 shares vest on January 30, 2027 or August 1, 2027, subject to continued service and the availability of shares under the Plan as of the respective vesting dates. The grant-date fair value of the ESOP Awards was $2.65 per share, based on the closing price of the common stock on July 17, 2026. As of September 30, 2026, the 489,000 vested shares had not yet been issued.

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $1,782,217 related to the ESOP Awards. As of September 30, 2026, unrecognized compensation expense related to the unvested ESOP Awards was $845,523, which is expected to be recognized over a weighted-average period of 0.39 years.

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

On February 4, 2026, the Company granted 4,000 shares under this policy to a newly appointed independent director, vesting in equal annual installments over a three-year period. The grant date fair value of the award was $68,000, determined based on the closing market price of $17.00 per share on the date of grant. In addition, the director is entitled to an annual equity award of 1,200 shares of common stock under the Plan, issuable in arrears following the end of each calendar year. On March 19, 2026, the Company granted 4,000 shares under this policy to a second newly appointed independent director, vesting in equal annual installments over a four-year period pursuant to the terms of that director’s engagement letter. The grant date fair value of the award was $23,960, determined based on the closing market price of $5.99 per share on the date of grant. As of September 30, 2026, no shares had been issued in connection with these awards.

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $7,217 and $17,964, respectively, related to the unissued director equity awards described above, included within general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2026, total unrecognized compensation expense related to unissued director equity awards was $73,996, which is expected to be recognized over a weighted-average remaining period of 2.91 years.

Warrants

A summary of warrant activity for the nine months ended September 30, 2026 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2025	87,200	$36.00
Issued	9,555,155	6.90
Exercised	(200,000)	0.005
Expired and cancelled	-	-
Outstanding shares as of September 30, 2026	9,442,355	$7.31

There was no warrant activity during the three months ended September 30, 2026.

On January 20, 2026, the Company issued 21,953 warrants to the placement agent and its designees in connection with the convertible note offering at an exercise price of $20.50 per share, expiring January 20, 2031. The fair value of these warrants, determined using the Black-Scholes option pricing model, was $416,965 in aggregate, based on a stock price of $19.50 per share, exercise price of $20.50, expected term of 5.00 years, expected volatility of 196.9%, risk-free interest rate of 3.86%, and no expected dividends.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants issued:

	PIPE Warrants	PA Warrants

Stock price	$3.16	$3.16
Exercise price	7.50	4.275
Risk-free interest rate	4.20%	4.20%
Expected term (in years)	5.00	5.00
Expected volatility	78.0%	78.0%
Expected dividend yield	0%	0%

Note 11. TERMINATED PROPOSED TRANSACTION

On May 20, 2026, the Company entered into a Fully Binding Term Sheet, dated May 18, 2026, with EOS Technology Holdings, Inc. (“EOS”), Scilex Holding Company (“Scilex”), Datavault AI Inc. (“Datavault”), HealthBridge Advisors, LLC (“HBA”), and Fortitude Advisors, LLC (“Fortitude”). On July 29, 2026, the Company entered into an Amended and Restated Letter of Intent (the “LOI” or the “First A&R LOI”) with EOS, Scilex, Datavault, and HBA, which superseded and replaced the Term Sheet in its entirety.

Pursuant to the First A&R LOI, and subject to the negotiation and execution of definitive agreements, the Company would acquire or exclusively license certain intellectual property assets from EOS and Scilex, expand its existing license arrangement with Datavault to include Datavault AI Health, and acquire a controlling interest in Tollo Health, LLC (“Tollo”) through an exchange of membership interests with HBA, the controlling member of Tollo (the “Proposed Transaction”). Consideration for the Proposed Transaction would consist solely of shares of the Company’s common stock (the “Acquisition Stock”). Upon issuance of the Acquisition Stock, EOS, Scilex and Datavault were each expected to own approximately 19.9%, HBA approximately 24.9% and Fortitude approximately 5.0% of the Company’s common stock on a fully diluted basis, with the Company’s existing stockholders expected to hold the remaining approximately 10.4%.

On October 21, 2026, the Company entered into a non-binding Second Amended and Restated Letter of Intent, dated October 19, 2026 (the “Second A&R LOI”), with EOS, Scilex, Datavault, HBA, Tollo Health, Inc. (“THI”) and REBOOT Health AI, Inc. (“REBOOT”), which superseded and replaced the First A&R LOI in its entirety. Under the Second A&R LOI, the Proposed Transaction was expanded to include the license of certain intellectual property from REBOOT, and the target post-closing ownership percentages, on a fully diluted basis, were revised as follows: EOS, 14.9%; Scilex, 14.9%; Datavault, 19.9%; HBA and THI, collectively, 24.9%; REBOOT, 9.9%; and Fortitude, 5.0%, with the Company’s existing stockholders expected to hold the remaining approximately 10.5%. Shares issued or issuable in connection with the Company’s liability reduction framework, financing transactions, the conversion or settlement of convertible debt, transaction expenses or other matters arising prior to closing would not have reduced the ownership percentages of EOS, Scilex, Datavault, HBA and THI. The Second A&R LOI also contemplated royalties payable to REBOOT, EOS and Scilex on revenues attributable to the intellectual property acquired or licensed from each of them.

Gerald Commissiong, the Company’s Interim Co-Chief Executive Officer, serves as Managing Partner of Fortitude and as Chief Executive Officer of Tollo and THI. See Note 13 — Related Party Transactions.

As of September 30, 2026, the Company had not entered into definitive agreements with respect to the Proposed Transaction, no Acquisition Stock had been issued, and no assets or liabilities had been recorded in connection with the Proposed Transaction.

On November 3, 2026, the Company terminated the Second A&R LOI, effective immediately. The termination does not affect the Company’s existing license agreement with Datavault or the REBOOT License Agreement. See Note 16 — Subsequent Events.

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

On June 9, 2023, Integra Pharma Solutions entered into First amendment to the Vector Collective lease, which is sublease to Wellgistics Pharmacy. The lease includes a monthly base rent of $4,714.41 from and after November 16, 2023 and expires on November 15, 2026. A right-of-use asset and corresponding lease liability recognized calculated using a discount rate of 8.36%.

In January 2022, Wellgistics LLC entered into lease agreement for warehousing facility located in Lefrois, Florida, which has a lease term of 75 months, set to expire in March 2028, with a monthly base rent of $26,303. Wellgistics LLC recognized a right-of-use asset and corresponding lease liability, calculated using a discount rate of 6.21%.

In connection with the Helomics Acquisition, the Company assumed two operating leases for laboratory and office space in Pittsburgh, Pennsylvania, which expire on February 29, 2028 and provide for aggregate monthly base rent of $67,270, increasing by approximately 3% annually. The lease liabilities were measured as of the Acquisition Date at the present value of the remaining lease payments, using the Company’s incremental borrowing rate of 8.36%, and the right-of-use assets were measured at the amount of the lease liabilities, adjusted for unfavorable lease terms relative to market terms. The leases required security deposits of $98,478. See Note 9 — Business Combination and Asset Acquisition.

The following is the summary of operating lease assets and liabilities:

	September 30,	December 31,
	2026	2025
Operating Leases
Right-of-use assets	$1,590,240	$966,893

Lease liabilities, current portion	1,229,731	569,251
Long-term lease liabilities	548,717	527,122
Total lease liabilities	$1,778,448	$1,096,373

Weighted Average Remaining Lease Term	1.37	1.95
Weighted Average Discount Rate	8.36%	8.36%

The following is the summary of future minimum payments as of September 30, 2026:

Year Ending December 31,
2026 (remaining 3 months)	$354,528
2027	1,286,566
2028	223,998
Total lease payments	1,865,092
Less: Imputed interest	(86,644)
Total	$1,778,448

Note 13. RELATED PARTY TRANSACTIONS

Scietech, LLC

The Company has transactions with Scietech, LLC, where a significant investor is the spouse of one of the directors of the Company, which qualifies as a related party. As of September 30, 2026 and December 31, 2025, accounts payable to Scietech, LLC was $25,500. No new transactions occurred with Scietech, LLC during the three and nine months ended September 30, 2026.

Officers and Directors

As of December 31, 2025, the Company had an outstanding obligation of $225,000 due to its President and Interim Chief Executive Officer, which was fully repaid during the three months ended March 31, 2026. As of September 30, 2026, there were no amounts outstanding.

As of September 30, 2026, the Company had outstanding advances of $49,200 due from an officer of the Company, representing amounts paid on behalf of the Company for business purposes, which is included in due from related party in the unaudited condensed consolidated balance sheets.

Fortitude Advisors, LLC and Tollo Health

Gerald Commissiong, who was appointed Interim Co-Chief Executive Officer of the Company effective May 20, 2026, also serves as Chief Executive Officer of Tollo Health, LLC and as Managing Partner of Fortitude Advisors, LLC (“Fortitude”), which qualifies Tollo Health and Fortitude as related parties of the Company effective May 20, 2026. Fortitude provides Chief Business Officer consulting services to the Company under an existing consulting agreement. In connection with the Proposed Transaction described in Note 11, the Company would acquire a controlling interest in Tollo, and Fortitude is expected to receive shares of the Company’s common stock.

For the three and nine months ended September 30, 2026, the Company incurred consulting fees to Fortitude of $108,819 and $278,814, respectively. As of September 30, 2026, the Company had advances due from Tollo of $1,112,927, which are included in due from related parties in the condensed consolidated balance sheets. The advances were made to fund Tollo’s working capital, are unsecured, do not bear interest and are due on demand. As of December 31, 2025, neither Tollo Health nor Fortitude was a related party of the Company.

Under the Second A&R LOI, Fortitude would have received shares of common stock, and HBA and THI, the holders of membership interests in Tollo, would have received Acquisition Stock in exchange for such membership interests. See Note 11 — Terminated Proposed Transaction. On November 3, 2026, the Company terminated the Second A&R LOI. See Note 16 — Subsequent Events.

During the three and nine months ended September 30, 2025, the Company had transactions with certain entities that were considered related parties at that time, including Integra Pharma Solutions, LLC (“IPS”) and companies affiliated with Nomad Capital LLC. These entities are no longer considered related parties as of the date of these financial statements. The following summarizes transactions with these entities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales to Integra Pharma Solutions, LLC	$-	$-	$-	$220,820

Management services fees paid to Nomad Capital	$-	$-	$-	$160,000
IT expenses paid to Cingo Solutions	$-	$108,700	$-	$308,140
SaaS expenses paid to RxERP	$-	$249,749	$-	$399,749

Note 14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates as one operating and reportable segment. The Company’s CODM consists of its President and Interim Chief Executive Officer and its Interim Co-Chief Executive Officer, who review financial information presented on a consolidated basis. Following the Helomics Acquisition and the Healthstar Closing, the CODM continues to evaluate the Company’s operating results on a consolidated basis. The CODM uses consolidated gross margin, operating income and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating income and the allocation of budget between cost of revenues, sales and marketing, general and administrative expenses or technology and development.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net revenues	$2,668,980	$3,012,904	$6,008,403	$21,667,212
Cost of net revenues	2,237,100	2,781,892	5,224,098	20,237,807
Gross profit (loss)	431,880	231,012	784,305	1,429,405

Operating expenses:
General and administrative	3,343,627	30,172,800	15,269,233	66,205,669
Sales and marketing	105,788	803,747	1,179,778	1,212,347
Depreciation and amortization	356,421	802,794	1,069,842	2,408,462
Total operating expenses	3,805,836	31,779,341	17,518,853	69,826,478

Loss from operations	(3,373,956)	(31,548,329)	(16,734,548)	(68,397,073)

Other income/(expense):
Interest expense, net	(2,252,401)	(1,425,307)	(5,886,320)	(3,703,837)
Loss on extinguishment of vendor obligation	(3,605,978)	-	(3,666,098)	-
Gain (loss) on extinguishment of debt	19,064,881	(1,353,663)	10,183,187	(1,353,663)
Loss on contract termination fee	-	-	(766,394)	-
Settlement fees	-	-	(13,000)	-
Other income	703,014	9,095	1,312,911	33,002
Total other income (expense), net	13,909,516	(2,769,875)	1,164,286	(5,024,498)

Net income (loss) before income taxes	10,535,560	(34,318,204)	(15,570,262)	(73,421,571)
Provision for income taxes	-	-	-	-
Net income (loss)	$10,535,560	$(34,318,204)	$(15,570,262)	$(73,421,571)

All revenues were within the U.S. region. See Note 1, Organization and Summary of Significant Accounting Policies - Revenue Recognition for additional information about disaggregated revenue.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the unaudited condensed consolidated balance sheets were located as follows:

	September 30,	December 31,
	2026	2025
United States
Property, plant and equipment, net	$323,305	$229,376
Operating lease, right-of-use assets	$1,590,240	$966,893

Note 15. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings and claims arising in the ordinary course of business. The Company, in conjunction with its legal counsel, assesses the need to record a liability for litigation and other loss contingencies, and records a liability when it is determined that a loss is both probable and reasonably estimable. Although the outcome of legal proceedings and claims cannot be predicted with certainty, other than the matters described below, the Company is not currently a party to any legal proceedings that management believes would, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows or financial position.

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

Relatedly, Wellgistics, LLC, Corexa Health, LLC (f/k/a Wood Sage, LLC), Corexa Tech & Hub, LLC (f/k/a Alliance Pharma Solutions, LLC) and Corexa Pharmacy, LLC (f/k/a Community Specialty Pharmacy, LLC), all subsidiaries of the Company, have sued Blythe Global Advisors, LLC in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, asserting claims of improper UCC-1 filings, tortious interference with business relationships, slander of title, and state RICO violations. A motion to dismiss filed by Blythe remains pending. The Company is vigorously prosecuting its claims.

Wellgistics, LLC is a defendant in a legal proceeding initiated by Lifsa Drugs LLC in the United States District Court for the District of New Jersey. The complaint alleges that Wellgistics, LLC failed to make payment for certain pharmaceutical products and seeks damages of approximately $420,460, together with interest, legal fees, and other related costs. The underlying amount has been recorded as a liability and is included within accounts payable in the accompanying condensed consolidated balance sheet. Lifsa’s underlying claim was subject to a Claim Purchase Agreement, dated January 28, 2026, between Silverback Capital Corporation (“Silverback”) and Lifsa, pursuant to which Silverback acquired rights with respect to the claim in the amount of $307,900, as part of the broader settlement process between the Company and Silverback described under “Settlement Agreement” in Note 10. On July 7, 2026, Silverback and Lifsa entered into a Claim Rights Confirmation and Payment Agreement, which the Company executed solely to acknowledge its terms, confirming the claim amount of $307,900 and providing for payment by Silverback of $140,000 on or before July 9, 2026, with the remaining balance of $167,900 payable within 90 days thereafter. Silverback paid the initial $140,000 installment on July 8, 2026 and the remaining $167,900 in September 2026. Upon payment of the claim in full, Lifsa agreed to dismiss the litigation with prejudice, including any claims in excess of the $307,900 confirmed amount.

On August 25, 2026, Strategic EP filed suit against the Company seeking repayment of its $250,000 promissory note, together with accrued interest, fees and costs, in an aggregate amount of approximately $272,122. The principal amount of the note and accrued interest at the default rate are recorded as liabilities in the condensed consolidated balance sheet.

Settlement with Sellers of Wellgistics, LLC and Former Management

The litigation initiated by the Company in October 2025 in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida against certain former officers of the Company, and the litigation initiated in June 2026 by Brian Norton, the Company’s former Chief Executive Officer, and certain other sellers of Wellgistics, LLC in the Court of Chancery of the State of Delaware, in which the plaintiffs sought monetary damages and shares of common stock in connection with the sale of their membership interests in Wellgistics, LLC, were resolved pursuant to the Seller Settlement on September 11, 2026 and dismissed with prejudice. See Note 8 — Debt.

Pursuant to the Seller Settlement, the Company agreed to indemnify its former Chief Executive Officer, former Chief Operating Officer and former Chief Financial Officer against certain third-party civil claims asserted by stockholders, vendors or customers arising from their conduct as officers of the Company prior to September 11, 2026, excluding claims arising from intentional conduct, fraud or criminal acts. The indemnification obligation has no stated term or maximum amount. As of September 30, 2026, the Company was not aware of any claims subject to this indemnification and has not recorded a liability.

Vendor Demand Letter

The Company and certain of its subsidiaries have received demand letters from various vendors requesting payment for goods and services previously provided. The aggregate amount referenced in these demand letters is approximately $4.4 million, of which approximately $2.8 million is already recorded within accounts payable in the accompanying condensed consolidated balance sheet. The remaining $1.6 million relates to claims that are not recorded as liabilities in the accompanying condensed consolidated financial statements. Based on management’s evaluation in accordance with ASC 450, Contingencies, a loss related to these unrecorded claims is not probable as of September 30, 2026. Accordingly, no liability has been recognized for these amounts.

Note 16. SUBSEQUENT EVENTS

REBOOT Intellectual Property License Agreement

On October 13, 2026, the Company entered into an Intellectual Property License and Product and Services Agreement (the “REBOOT License Agreement”) with REBOOT, pursuant to which REBOOT granted the Company an exclusive license, in the United States, to certain patents and to use the REBOOT Health AI platform in the management of GLP-1 users in connection with the Company’s direct-to-consumer GLP-1 weight management business. As consideration for the license, the Company issued 666,667 shares of common stock to REBOOT in October 2026. If the market value of such shares is less than $2,000,000 on the date that is 180 days after the effective date of the REBOOT License Agreement, the Company is required to issue additional shares of common stock to REBOOT in an amount equal to the shortfall, based on the 10-day volume-weighted average price of the common stock as of that date. The Company also agreed to pay REBOOT $50,000 toward the reconfiguration of the REBOOT platform, and the parties agreed to enter into a related product and services agreement and a revenue sharing agreement. The Company is evaluating the accounting for the REBOOT License Agreement.

Termination of Second Amended and Restated Letter of Intent

On October 21, 2026, the Company entered into the Second A&R LOI with EOS, Scilex, Datavault, HBA, THI and REBOOT. See Note 11 — Terminated Proposed Transaction. On November 3, 2026, the Company provided written notice to EOS, Scilex, Datavault, HBA, THI and REBOOT terminating the Second A&R LOI, effective immediately. The termination applies only to the Second A&R LOI and does not terminate or amend any separate agreement, including any existing license agreement with Datavault, any consulting or employment arrangement or separate letters of intent between the parties. The termination does not revive any prior proposal, term sheet, letter of intent or understanding superseded by the Second A&R LOI.

Nasdaq Listing Compliance

On October 19, 2026, the Company received a notice from the Listing Qualifications Staff of Nasdaq informing the Company that it had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). Nasdaq will continue to monitor the Company’s compliance with this requirement, and if the Company does not evidence compliance at the time of its next periodic report, the Company may be subject to delisting proceedings.

Promissory Note Amendment

On October 30, 2026, the Company and the Lender entered into a First Amendment to the Promissory Note (the “Note Amendment”). The Note Amendment confirmed that, as of October 30, 2026, the Lender had funded aggregate advances of $800,000 under the Promissory Note, including an advance of $150,000 received in October 2026, resulting in principal outstanding of $960,000, inclusive of original issue discount. Any additional advances remain at the sole discretion of the Lender.

The Note Amendment also requires the Company, at all times while any portion of the Promissory Note remains outstanding, to reserve with its transfer agent a number of authorized and unissued shares of common stock equal to at least 300% of the number of shares that would be issuable upon conversion of the entire outstanding balance of the Promissory Note, calculated using the default conversion price as if a conversion were to occur on the date of determination and without regard to the beneficial ownership limitation or exchange cap. The Company’s failure to establish or maintain the required reserve constitutes an immediate event of default under the Promissory Note, without notice or an opportunity to cure. See Note 8 — Debt.

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains statements that constitute forward-looking statements that are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or the future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the integration of Helomics Corporation; the operation of Healthstar Technologies, LLC and our collaboration with Kare Rx Hub, LLC and Kare Pharmtech, LLC; our license arrangement with REBOOT Health AI, Inc.; our liability reduction initiatives; and our ability to maintain compliance with The Nasdaq Stock Market listing requirements.

Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	A shift in pharmacy mix toward lower margin plans, margin compression on branded medications, or the increased offering of specialty products, direct and indirect remuneration fees, mail order pharmacy steering, and programs;
●	the Company deriving a portion of its sales from prescription drug sales reimbursed by pharmacy benefit management companies;
●	the Company being adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs;
●	changes in economic conditions that adversely affect consumer/client buying practices and market adoption of our mobile application and the accompanying revenues to premium access/services;
●	the Company’s relationships with its primary wholesaler for pharmacy operations and Wellgistics Health’s manufacturer relationships of its wholesale and hub technology platform subsidiaries;
●	our ability to obtain sufficient financing, reduce our outstanding liabilities and continue as a going concern;
●	our ability to comply with the terms of our outstanding indebtedness, including our convertible notes;
●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market;
●	our ability to integrate acquired businesses and assets, including Helomics and the KareHub platform;
●	changes in the healthcare industry and regulatory environments;
●	the effects of competition on the Company’s future business;
●	the Company’s ability to execute its business plans and strategy; and
●	other risks and uncertainties described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2026, and those risks described in the section entitled “Risk Factors” of this Quarterly Report.

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

Overview

DataMeds AI, Inc. (formerly Wellgistics Health, Inc.) (“DataMeds,” the “Company,” “we,” “us” or “our”) was incorporated in 2022 as a holding company for operating companies centered around healthcare technology and pharmaceutical services. We seek to be a micro health ecosystem, with a portfolio of companies consisting of a technology platform, pharmacy, and wholesale and laboratory operations that provide prescription hub, clinical and patient access services. We strive to shift the dynamic of pharmaceutical care to revolve around the patient for a range of therapeutic conditions by offering various integrated solutions through leveraging our business segments to address access, care coordination, dispensing, delivery, and clinical management of certain pharmaceutical products. On July 22, 2026, the Company changed its name from Wellgistics Health, Inc. to DataMeds AI, Inc. and its trading symbol on The Nasdaq Capital Market from “WGRX” to “MEDS,” as described further under “Recent Developments” below.

We currently own two direct operating subsidiaries, Wellgistics, LLC and Helomics Corporation (“Helomics”); two indirect operating subsidiaries, Corexa Tech & Hub, LLC d/b/a DelivMeds (f/k/a Wellgistics Tech & Hub, LLC and Alliance Pharma Solutions, LLC) (“Corexa Tech & Hub”) and Corexa Pharmacy, LLC (f/k/a Wellgistics Pharmacy, LLC and Community Specialty Pharmacy, LLC) (“Corexa Pharmacy”), which we hold through our intermediate holding company subsidiary, Corexa Health, LLC (f/k/a Wood Sage, LLC) (“Corexa Health”); and a 51% interest in Healthstar Technologies, LLC (“Healthstar”). On August 10, 2026, we completed the renaming of our pharmacy and pharmacy technology subsidiaries to Corexa Pharmacy and Corexa Tech & Hub, respectively.

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

We acquired Wellgistics, LLC in August 2024.

Corexa Tech & Hub, LLC d/b/a DelivMeds

Founded in 2017 under the name Alliance Pharma Solutions, LLC and doing business as DelivMeds, Corexa Tech & Hub serves as the middleware technology arm of our healthcare ecosystem by facilitating prescription transfer and clinical concierge services to a network of independent pharmacies. After conducting an extensive market research survey focusing on competition, Corexa Tech & Hub identified several key differentiators from other healthcare technology solutions, including various integrations of the hub with pharmacy management software systems and pharmacy point of sale systems, among others. This suggests that Corexa Tech & Hub could serve as an end-to-end patient-centric solution automating the prescription journey. Powered by Corexa Pharmacy as the backend pharmacy, Corexa Tech & Hub is the frontend technology serving as the middleware between all key stakeholders referenced in what we refer to as the 5P-Model: patients, providers, pharmacies, payors or pharmacy Benefit Managers, and pharmaceutical manufacturing companies.

Through Corexa Tech & Hub, we aim to preserve patient autonomy, improve price transparency, and aid in making a meaningful impact on patient outcomes by eliminating barriers to therapy while simultaneously boosting adherence. We work with channel partners such as pharmaceutical manufacturers, provider groups and accountable care organizations, telehealth companies, and employer groups to offer full suite of patient-centered pharmacy services. Corexa Tech & Hub’s business-to-business strategy approach enables prescriptions to be sent directly to Corexa Pharmacy and subsequently transferred to an eligible in-network independent pharmacy. Each channel partner is equipped with de-identified data to improve its respective business operation and or improve its renumeration from the value-based services the clinical concierge arm provides.

We acquired Corexa Tech & Hub through our acquisition of Wood Sage in June 2024.

Corexa Pharmacy, LLC

Founded in 2011, Corexa Pharmacy serves as the backbone dispensing pharmacy of our healthcare ecosystem. First operating as a retail community specialty pharmacy, Corexa Pharmacy provides general and specialty pharmacy services dedicated to servicing the needs of patients, as well as clinical expertise, technology-driven innovation tools, and administrative efficiencies that support physicians, payers, and pharmaceutical manufacturers. Initially focusing on providing HIV/AIDS products, Corexa Pharmacy has expanded its business operations to perform 340B services by partnering with local clinics and provider groups. It has pursued pharmacy state licenses to convert its business into a mail order pharmacy. Currently, Corexa Pharmacy is licensed in 32 states and the District of Columbia, with broad license coverage along the east coast. While Corexas Pharmacy voluntarily forfeited its specialty accreditations, Corexa Pharmacy maintains specialty internal standard operating procedures and performs all of the functions of a specialty pharmacy.

Corexa Pharmacy purchases pharmaceuticals including specialty medications from manufacturers and wholesale distributors, fills prescriptions, labels, packages and delivers these pharmaceuticals to patients’ homes or physicians’ offices through contract couriers or carriers. It maintains a call center and customer support within its pharmacy located in Tampa, Florida. Corexa Pharmacy has several 340B relationships, acting as the dispensing pharmacy for these healthcare facilities that help drive revenue and prescription volume. Corexa Pharmacy’s relationship with Wellgistics, LLC and other wholesalers enables it to offer a competitive cash-based formulary for the uninsured and underinsured patient populations. Given its low-cost business model, Corexa Pharmacy believes there is an opportunity to gain market share with small- to medium-size employer groups in a partnership model with other consumer driven healthcare companies to the extent that more patients elect to pay out of pocket for prescriptions.

We acquired Corexa Pharmacy through our acquisition of Wood Sage in June 2024.

Helomics Corporation

On September 11, 2026, we acquired Helomics from Axe Compute Inc. Helomics operates a CLIA-certified laboratory in Pittsburgh, Pennsylvania offering the ChemoFx® assay, a tumor drug-response test, and provides 3D tumor models and contract research services to pharmaceutical and biotechnology companies. The acquisition expands our capabilities into precision oncology laboratory services and data.

Healthstar Technologies, LLC

Healthstar is a limited liability company in which we hold a 51% membership interest and Kare Rx Hub, LLC holds a 49% membership interest. In September 2026, Kare Rx Hub, LLC contributed to Healthstar the intellectual property underlying the KareHub platform, which provides patient access and hub services to pharmaceutical manufacturers, including prior authorization processing, prior authorization appeals and program management services.

DataMeds AI, Inc.

As a micro health ecosystem, our portfolio of companies consists of a pharmacy, wholesale operations, a laboratory and a technology division with platforms for hub, patient access and clinical services. We are focused on improving the lives of patients while delivering solutions for pharmacies, providers, pharmaceutical manufacturers, and payors. Our patient-centric approach combined with innovative healthcare applications, is intended to shift the dynamic of care to revolve around the patient for a wide range of therapeutic conditions. We offer integrated solutions by leveraging our operating subsidiaries to address access, care coordination, dispensing, delivery and clinical management of pharmaceutical products ranging from “specialty-lite” to general maintenance conditions.

Prior to acquiring Wood Sage, LLC, we did not generate revenue. As discussed above, we acquired Corexa Tech & Hub and Corexa Pharmacy through our acquisition of Wood Sage, LLC in June 2024, and acquired Wellgistics, LLC in August 2024 and Helomics in September 2026. Currently, our revenues are derived from (i) pharmaceutical dispensing of products, (ii) care management services we deliver to patients and offer to pharmaceutical manufacturing clients, (iii) SaaS fees for use of our platform technology services, (iv) product procurement and distribution to independent pharmacies and (v) laboratory products and services.

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

We believe that our business model positions us to address the prescription spend in the “specialty lite” therapy area while improving patient health outcomes by equipping patients with our innovative digital health tools. We seek to expand the service coverage area of our pharmacy operations while strengthening its clinical expertise in several key therapeutic categories, including services such as care coordination and patient financial assistance. Furthermore, we expect that our partner relationships will enable us to offer a competitive cash formulary as an alternative option when high insurance deductibles make it economically feasible. We anticipate expanding our wholesale operations as we continue to partner and establish new manufacturer relationships. With many of these new relationships, we intend to provide sales and clinical education support to the pharmacies purchasing these products. We have strategically identified opportunities to wholesale products that are normally not carried by the three largest wholesalers in the United States, and will seek to carve out exclusivity or semi- exclusive relationships based on a time period to ensure we are maximizing our revenues. We expect that new partnerships with group purchasing organizations will be effective, as we increase the business divisions’ visibility with all or many of the member pharmacies. Our technology division will be connected to our pharmacy network enabling us to operate as a digital pharmacy and hub. Our pharmacy network leverages independent, locally-owned pharmacies that are rooted in their communities to create a powerful network of over 19,000 pharmacies across the United States capable of delivering prescriptions in hours. This channel services approximately 1.3 billion prescriptions annually and represents a $47 billion market at wholesale cost.

We seek to provide an end-to-end solution for digitizing the prescription journey through our Corexa Tech & Hub mobile application, which should help to preserve patient autonomy, improve prescription price transparency, and provide additional concierge services in an effort to boost medication adherence and improve patient outcomes. We intend to aggregate the data collected from our solution to provide comprehensive reports that are tied to medication adherence and outcomes to make a meaningful impact for all stakeholders involved. We expect to monetize this valuable data with manufacturers, payors and providers.

Recent Developments

Corporate Name and Trading Symbol Change

On July 20, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to change its name from Wellgistics Health, Inc. to DataMeds AI, Inc., effective July 22, 2026. In connection with the name change, the Company’s common stock began trading on The Nasdaq Capital Market under the new ticker symbol “MEDS,” replacing its prior symbol “WGRX.” On August 10, 2026, the Company completed the renaming of its pharmacy and pharmacy technology subsidiaries to Corexa Pharmacy, LLC and Corexa Tech & Hub, LLC, respectively.

Reverse Stock Split

On May 20, 2026, the Company filed a Certificate of Amendment to effect a 1-for-50 reverse stock split of its common stock, which became effective May 26, 2026. The reverse stock split was intended to assist the Company in regaining compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

Nasdaq Listing Compliance

On June 9, 2026, Nasdaq notified the Company that it had regained compliance with the minimum bid price requirement. On October 19, 2026, Nasdaq notified the Company that it had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), subject to the Company evidencing compliance in its next periodic report. See “Nasdaq Stockholders’ Equity Deficiency” below.

Helomics Acquisition

On September 11, 2026, the Company acquired all of the outstanding equity interests of Helomics from Axe Compute Inc. in exchange for 636,328 shares of common stock and a convertible promissory note in the principal amount of $1,363,672. See Note 9 to the condensed consolidated financial statements.

Healthstar Technologies, LLC

On September 28, 2026, the Company completed the closing under its Collaboration Agreement with Kare Rx Hub, LLC and Kare Pharmtech, LLC, pursuant to which Kare Rx Hub, LLC contributed the intellectual property underlying the KareHub platform to Healthstar, in which the Company holds a 51% membership interest, in exchange for a purchase price of $2,000,000 payable in shares of the Company’s common stock. See Note 9 to the condensed consolidated financial statements.

Settlement with Sellers of Wellgistics, LLC

On September 11, 2026, the Company entered into a settlement agreement and release with the sellers of Wellgistics, LLC and certain former officers of the Company, which resolved all pending litigation among the parties. Pursuant to the settlement, the Company paid aggregate cash consideration of $450,000, which included the repurchase of 364,099 shares of common stock, and the outstanding principal of $17,500,000 and accrued interest of $1,687,192 under the seller promissory note were extinguished, resulting in a gain on extinguishment of debt of $19,064,881. See Note 8 to the condensed consolidated financial statements.

Financing Activities

On May 27, 2026, the Company entered into a Securities Purchase Agreement with a group of investors, pursuant to which the previously outstanding convertible promissory notes issued in January and April 2026 were extinguished and replaced with new convertible promissory notes in an aggregate principal amount of $20,323,731, comprised of rollover and new money proceeds. On September 28, 2026, the Company issued a promissory note to a third-party lender in an aggregate principal amount of up to $1,200,000, under which the Company received advances of $650,000 during the three months ended September 30, 2026 and $150,000 in October 2026. See Notes 8 and 16 to the condensed consolidated financial statements.

Equity Awards

On July 17, 2026, the Compensation Committee amended the terms of equity awards approved on May 12, 2026, covering an aggregate of 1,011,600 shares of common stock granted to certain employees, directors, consultants and other service providers, of which 489,000 shares vested on September 30, 2026. See Note 10 to the condensed consolidated financial statements.

Termination of Proposed Transaction

On October 21, 2026, the Company entered into a non-binding Second Amended and Restated Letter of Intent with EOS Technology Holdings, Inc., Scilex Holding Company, Datavault AI Inc., HealthBridge Advisors, LLC, Tollo Health, Inc. and REBOOT Health AI, Inc., which superseded the Amended and Restated Letter of Intent dated July 29, 2026. On November 3, 2026, the Company terminated the Second Amended and Restated Letter of Intent, effective immediately. See Note 11 to the condensed consolidated financial statements.

REBOOT License Agreement

On October 13, 2026, the Company entered into an Intellectual Property License and Product and Services Agreement with REBOOT Health AI, Inc., pursuant to which the Company obtained an exclusive license to certain patents and the REBOOT Health AI platform for use in its direct-to-consumer GLP-1 weight management business, in exchange for 666,667 shares of common stock, subject to the issuance of additional shares if the value of such shares is less than $2,000,000 180 days after the effective date. See Note 16 to the condensed consolidated financial statements.

Leadership Changes

On May 20, 2026, the Company’s Board of Directors appointed Gerald Commissiong as Interim Co-Chief Executive Officer of the Company, in connection with the Term Sheet described above.

Settlement Agreement — Silverback Capital Corporation

During the nine months ended September 30, 2026, the Company issued an aggregate of 1,954,220 shares of common stock to Silverback Capital Corporation pursuant to a court-approved Settlement Agreement under Section 3(a)(10) of the Securities Act of 1933, as amended, including 1,820,755 shares issued in satisfaction of outstanding creditor obligations, of which 1,591,435 shares were issued during the three months ended September 30, 2026. See Note 10 to the condensed consolidated financial statements.

Key Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenues

The Company is a holding company specifically formed to hold operating companies. We did not generate any revenue prior to the Wood Sage Acquisition. We currently generate revenue through Corexa Pharmacy, Wellgistics, LLC and Corexa Tech & Hub, and, beginning in the third quarter of 2026, through the KareHub platform. We may add other sources of revenue through acquisitions, licenses and other strategic transactions.

The Company is subject to risk of specific inflationary pressures on product prices and its impact on consumer spending. For example, increases in prescription drug costs could impact consumers’ ability to afford initial or on-going therapy. The Company’s focus on the relatively expensive specialty lite business segment (i.e., $500 - $3,000 therapies) could be particularly impacted by increasing costs. Additionally, consumer discretionary funds could be reduced, impacting the ability to pay for digital services and subscription models that the Company offers. If inflation continues to increase, sourcing and procuring specialty lite products may prove to be capital intensive. The Company may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or the Company’s gross margin. All of these inflationary risk factors could materially and adversely impact the Company’s business operations, financial condition and results of operations.

Corexa Pharmacy recognizes product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Corexa Pharmacy fills prescriptions for prescription and over-the-counter drugs written by a provider and recognizes revenue upon delivery of the prescription to the patient.

Cost of Net Revenues

Cost of net revenues consists primarily of the cost of pharmaceutical products sold by our distribution and pharmacy operations, including inbound freight, provisions for inventory obsolescence and inventory write-offs, as well as the direct costs of providing third-party logistics, patient access and laboratory services.

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

Income Tax (Benefit) Expense

Our income tax provision will consist of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets because we believe it is more likely than not that such assets will not be realized.

Results of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues	$2,668,980	$3,012,904	$6,008,403	$21,667,212
Cost of revenues	2,237,100	2,781,892	5,224,098	20,237,807
Gross profit	431,880	231,012	784,305	1,429,405
General and administrative	3,343,627	30,172,800	15,269,233	66,205,669
Sales and marketing	105,788	803,747	1,179,778	1,212,347
Depreciation and amortization	356,421	802,794	1,069,842	2,408,462
Total operating expenses	3,805,836	31,779,341	17,518,853	69,826,478
Loss from operations	(3,373,956)	(31,548,329)	(16,734,548)	(68,397,073)
Total other income (expense)	13,909,516	(2,769,875)	1,164,286	(5,024,498)
Net income (loss)	$10,535,560	$(34,318,204)	$(15,570,262)	$(73,421,571)

Revenues and Cost of Revenues

Net revenues for the three months ended September 30, 2026 were $2,668,980, compared to $3,012,904 for the three months ended September 30, 2025, a decrease of $343,924, or approximately 11.4%. For the nine months ended September 30, 2026, net revenues were $6,008,403, compared to $21,667,212 for the nine months ended September 30, 2025, a decrease of $15,658,809, or approximately 72.3%. The decrease in both periods was primarily driven by a significant decline in distribution revenues within Wellgistics, LLC, which decreased to $37,690 for the three months ended September 30, 2026 from $2,637,790 for the three months ended September 30, 2025, and to $330,120 for the nine months ended September 30, 2026 from $20,854,677 for the nine months ended September 30, 2025, reflecting liquidity constraints that limited the Company’s ability to procure and fulfill product orders. These decreases were partially offset by growth in pharmacy retail revenues, which increased to $2,393,191 for the three months ended September 30, 2026 from $172,100 for the three months ended September 30, 2025, and to $5,117,974 for the nine months ended September 30, 2026 from $364,532 for the nine months ended September 30, 2025, reflecting the continued expansion of the Company’s pharmacy operations, and by technology and platform revenue of $144,755 generated through the KareHub platform during the three months ended September 30, 2026.

Cost of net revenues for the three months ended September 30, 2026 was $2,237,100, compared to $2,781,892 for the three months ended September 30, 2025, a decrease of $544,792, or approximately 19.6%. For the nine months ended September 30, 2026, cost of net revenues was $5,224,098, compared to $20,237,807 for the nine months ended September 30, 2025, a decrease of $15,013,709, or approximately 74.2%. The decrease in both periods was primarily attributable to the lower volume of distribution activity, consistent with the decline in distribution revenues.

Gross profit for the three months ended September 30, 2026 was $431,880, compared to $231,012 for the three months ended September 30, 2025, an increase of $200,868, or approximately 87.0%, and gross margin increased to 16.2% from 7.7%. For the nine months ended September 30, 2026, gross profit was $784,305, compared to $1,429,405 for the nine months ended September 30, 2025, a decrease of $645,100, or approximately 45.1%, while gross margin increased to 13.1% from 6.6%. The improvement in gross margin in both periods reflects the increased contribution of pharmacy retail revenues, which carry higher margins than distribution revenues, and, for the three months ended September 30, 2026, technology and platform revenue. The decrease in gross profit for the nine-month period reflects the lower overall revenue base.

The following is a summary of the disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product revenue - distribution services	$37,690	$2,637,790	$330,120	$20,854,677
Pharmacy retail sales	2,393,191	172,100	5,117,974	364,532
Third party logistics services	93,344	203,014	415,554	448,003
Technology and Platform revenue	144,755	-	144,755	-
Net revenues	$2,668,980	$3,012,904	$6,008,403	$21,667,212

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2026 were $3,343,627, compared to $30,172,800 for the three months ended September 30, 2025, a decrease of $26,829,173, or approximately 88.9%. The decrease was primarily attributable to non-cash stock-based compensation expense of $25,370,523 recognized during the three months ended September 30, 2025, including $24,300,000 related to the accelerated vesting of restricted stock held by the Company’s former Chief Executive Officer, and a loss of $640,647 on the Company’s guarantee of a revolving credit note issued by Tollo Health, LLC during the three months ended September 30, 2025, partially offset by stock-based compensation expense of $1,988,853 recognized during the three months ended September 30, 2026, primarily in connection with the ESOP Awards

For the nine months ended September 30, 2026, general and administrative expenses were $15,269,233, compared to $66,205,669 for the nine months ended September 30, 2025, a decrease of $ 50,936,436, or approximately 76.9%. The decrease was primarily attributable to non-cash stock-based compensation expense of $53,692,827 recognized within general and administrative expenses during the nine months ended September 30, 2025, including approximately $27.2 million related to the immediate vesting of restricted shares granted in March 2025 and $24.3 million related to the accelerated vesting of restricted stock held by the Company’s former Chief Executive Officer.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended September 30, 2026 were $105,788, compared to $803,747 for the three months ended September 30, 2025, a decrease of $697,959, or approximately 86.8%, primarily attributable to non-cash stock-based compensation expense of $346,000 for marketing services recognized during the three months ended September 30, 2025 and lower marketing and advertising spend in the current period. For the nine months ended September 30, 2026, sales and marketing expenses were $1,179,778, compared to $1,212,347 for the nine months ended September 30, 2025, a decrease of $32,569, or approximately 2.7%, as increased investment in brand awareness and customer acquisition initiatives during the three months ended March 31, 2026 and expense recognized under the Company’s marketing services agreement with Outside The Box Capital Inc. were offset by lower non-cash stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2026 was $356,421, compared to $802,794 for the three months ended September 30, 2025, a decrease of $446,373, or approximately 55.6%. For the nine months ended September 30, 2026, depreciation and amortization expense was $1,069,842, compared to $2,408,462 for the nine months ended September 30, 2025, a decrease of $1,338,620, or approximately 55.6%. The decrease in both periods was primarily attributable to the impairment of intangible assets recognized during the year ended December 31, 2025, which reduced the carrying value of assets subject to amortization.

Other Expense, net

Interest expense, net, for the three months ended September 30, 2026 was $2,252,401, compared to $1,425,307 for the three months ended September 30, 2025, an increase of $827,094, or approximately 58.0%. For the nine months ended September 30, 2026, interest expense, net was $5,886,320, compared to $3,703,837 for the nine months ended September 30, 2025, an increase of $2,182,483, or approximately 58.9%. The increase in both periods was primarily attributable to the non-cash accretion of debt discount and debt issuance costs on the convertible promissory notes issued during 2026, which totaled $1,810,204 and $4,153,456 for the three and nine months ended September 30, 2026, respectively, partially offset by lower interest expense following the repayment of the revolving line of credit in May 2026 and the extinguishment of the seller promissory note in September 2026.

During the three months ended September 30, 2026, the Company recognized a gain on extinguishment of debt of $19,064,881 in connection with the settlement with the sellers of Wellgistics, LLC. For the nine months ended September 30, 2026, the Company recognized a net gain on extinguishment of debt of $10,183,187, reflecting the $19,064,881 gain, partially offset by a loss of $8,378,189 recognized in connection with the refinancing of the Company’s convertible promissory notes in May 2026 and a loss of $503,505 recognized in connection with the extinguishment of the Agile Capital Funding LLC arrangement during the three months ended March 31, 2026. During the three and nine months ended September 30, 2025, the Company recognized a loss on extinguishment of debt of $1,353,663 in connection with the amendment of the seller promissory note.

During the three months ended September 30, 2026, the Company recognized a loss on extinguishment of vendor obligations of $3,605,978 in connection with the settlement of obligations through the issuance of shares of common stock to Silverback Capital Corporation at a fair value in excess of the carrying amount of the obligations settled. For the nine months ended September 30, 2026, the Company recognized a net loss on extinguishment of vendor obligations of $3,666,098. There was no comparable amount for the three or nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company recognized a loss on contract termination fee of $766,394 and settlement fees of $13,000 in connection with its Settlement Agreement with Silverback Capital Corporation, all of which were recognized during the six months ended June 30, 2026. There were no comparable amounts for the three or nine months ended September 30, 2025.

Other income for the three months ended September 30, 2026 was $703,014, compared to $9,095 for the three months ended September 30, 2025, an increase of $693,919, primarily attributable to $700,000 of cash received from the seller in connection with the Helomics Acquisition that did not relate to any obligation of Helomics or the Company as of the acquisition date. For the nine months ended September 30, 2026, other income was $1,312,911, compared to $33,002 for the nine months ended September 30, 2025, an increase of $1,279,909, primarily attributable to the $700,000 received from the seller in connection with the Helomics Acquisition and settlements reached with certain counterparties in the ordinary course of business during the six months ended June 30, 2026.

Net Income (Loss)

Net income for the three months ended September 30, 2026 was $10,535,560, compared to a net loss of $34,318,204 for the three months ended September 30, 2025. Net income for the three months ended September 30, 2026 was primarily driven by the $19,064,881 non-cash gain on extinguishment of debt in connection with the settlement with the sellers of Wellgistics, LLC, partially offset by the loss on extinguishment of vendor obligations of $3,605,978, interest expense of $2,252,401 and the loss from operations. The net loss for the three months ended September 30, 2025 reflected $25,716,523 of non-cash stock-based compensation expense.

For the nine months ended September 30, 2026, net loss was $15,570,262, compared to $73,421,571 for the nine months ended September 30, 2025, a decrease of $57,851,309, or approximately 78.8%. The decrease was primarily driven by the non-cash stock-based compensation expense of $54,438,827 recognized during the nine months ended September 30, 2025 and the net gain on extinguishment of debt recognized during the nine months ended September 30, 2026, partially offset by higher interest expense, the loss on extinguishment of vendor obligations and lower gross profit.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash and cash equivalents of $476,598 and a working capital deficit of $31,329,749. For the three months ended September 30, 2026, the Company reported net income of $10,535,560, which included a non-cash gain on extinguishment of debt of $19,064,881. For the nine months ended September 30, 2026, the Company incurred a net loss of $15,570,262, and as of September 30, 2026, the Company had an accumulated deficit of $126,547,748. In addition, the Company’s current liabilities as of September 30, 2026 included convertible notes payable with an aggregate principal amount of $21,687,403 and other debt obligations that mature within the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed consolidated financial statements for further information.

The Company has funded its operations primarily through the issuance of debt and equity securities and has used, and expects to continue to use, the issuance of common stock to settle certain outstanding liabilities. During the nine months ended September 30, 2026, the Company reduced its outstanding liabilities through the settlement with the sellers of Wellgistics, LLC, which extinguished $19,187,192 of debt and accrued interest, and through the issuance of common stock to settle creditor obligations under its Settlement Agreement with Silverback Capital Corporation. Management is actively pursuing additional sources of capital, including equity financing, debt arrangements and strategic transactions. However, there can be no assurance that such financing or transactions will be available on acceptable terms or at all.

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(9,210,298)	$(4,561,776)
Net cash provided by (used in) investing activities	$275,965	$(626,144)
Net cash provided by financing activities	$9,368,360	$8,388,250
Net change in cash and cash equivalents	$434,027	$3,200,330

Cash Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $9,210,298, primarily due to our net loss of $15,570,262, partially offset by net non-cash adjustments of $4,314,933 and $2,045,031 of cash provided by changes in operating assets and liabilities. Non-cash adjustments consisted primarily of the amortization of debt discount of $4,187,290, stock-based compensation of $4,607,095, the loss on extinguishment of vendor obligations of $3,666,098 and amortization of intangible assets of $986,886, partially offset by the net gain on extinguishment of debt of $10,183,187. Cash provided by changes in operating assets and liabilities was primarily driven by increases in accounts payable of $3,538,066 and accrued expenses and other liabilities of $772,333, partially offset by an increase in amounts due from related parties of $1,387,125 and an increase in accounts receivable of $982,001.

Net cash used in operating activities for the nine months ended September 30, 2025 was $4,561,776, primarily due to our net loss of $73,421,571, partially offset by non-cash adjustments of $58,906,317 and $9,953,478 of cash provided by changes in operating assets and liabilities. Non-cash adjustments consisted primarily of stock-based compensation of $54,438,827. Cash provided by changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $4,101,943 and decreases in inventories of $2,026,708 and accounts receivable of $1,359,834.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $275,965, consisting of cash acquired in the Helomics Acquisition of $805,875, partially offset by capitalized software development costs related to the Company’s DelivMeds platform of $494,910 and an investment of $35,000 in a simple agreement for future equity. Net cash used in investing activities for the nine months ended September 30, 2025 was $626,144, consisting entirely of capitalized software development costs.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $9,368,360, primarily driven by gross proceeds of $14,200,000 from the issuance of convertible promissory notes and $650,000 from advances under a promissory note with a third-party lender, partially offset by repayments of $2,104,557 under the Company’s term loan with Agile Capital Funding LLC, $1,643,923 under the Company’s revolving line of credit and $89,909 under the Company’s merchant cash advance agreement, payments of debt issuance costs of $1,157,500 and cash payments of $450,000 in connection with the settlement with the sellers of Wellgistics, LLC.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $8,388,250, primarily driven by gross proceeds of $4,000,000 from the Company’s initial public offering, $4,534,053 from a public offering in September 2025, $2,838,787 from the issuance of common stock under an equity purchase agreement, $931,814 of net proceeds from term loans and $615,000 from promissory notes, partially offset by net repayments of $2,557,509 under the revolving line of credit, offering costs of $1,471,141 and repayments of a merchant cash advance and seller promissory note.

Nasdaq Stockholders’ Equity Deficiency

Background

On April 13, 2026, the Company received a notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the stockholders’ deficit of $12,447,801 reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company no longer satisfied the minimum stockholders’ equity requirement of $2,500,000 for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), and that the Company did not meet the alternative compliance standards based on market value of listed securities or net income from continuing operations. The Company submitted a plan to regain compliance, and on June 9, 2026, the Staff granted the Company an extension through October 12, 2026 to evidence compliance with the Equity Rule.

On October 19, 2026, the Staff notified the Company that it had regained compliance with the Equity Rule. Nasdaq will continue to monitor the Company’s ongoing compliance with the Equity Rule and, if at the time of the Company’s next periodic report the Company does not evidence compliance, the Company may be subject to delisting proceedings. This Quarterly Report is the Company’s next periodic report following the Staff’s determination.

Transactions Subsequent to September 30, 2026

As of September 30, 2026, the Company reported total stockholders’ equity of $171,695. Subsequent to September 30, 2026 and through the date of this Quarterly Report, the Company completed the following transactions that affected its stockholders’ equity:

●	Settlement Agreement issuance. On October 2, 2026, the Company issued 235,000 shares of common stock to Silverback Capital Corporation pursuant to the Settlement Agreement, in satisfaction of $310,845 of outstanding vendor claims. The shares were recorded at their fair value of $864,800, based on the closing price of the common stock of $3.68 per share on that date, and the excess of the fair value of the shares over the carrying amount of the claims satisfied of $553,955 was recognized as a loss on extinguishment of vendor obligations. The issuance increased stockholders’ equity by $310,845, the carrying amount of the claims satisfied.

●	REBOOT License Agreement. On October 13, 2026 (the “Effective Date”), the Company issued 666,667 shares of common stock to REBOOT Health AI, Inc. as consideration for an exclusive license of certain intellectual property. The shares had a fair value of $2,020,001, based on the closing price of the common stock of $3.03 per share on that date. If, 180 days after the Effective Date, the market value of such shares is less than $2,000,000, the Company is required to issue additional shares of common stock to cover the shortfall, calculated using the 10-day volume-weighted average price of the common stock as of that date. The Company estimated the fair value of this obligation at $953,906 using the Black-Scholes-Merton option pricing model and recorded it as a contingent consideration liability, which does not reduce stockholders’ equity.

●	Shares issued for services. On October 14 and October 16, 2026, the Company issued an aggregate of 82,328 shares of common stock, with an aggregate fair value of $223,635, based on the closing prices of the common stock on the respective dates of issuance, as consideration for services to be rendered in future period. The fair value of the shares was recorded as a prepaid expense and an increase in additional paid-in capital, and will be recognized as expense over the period in which the services are rendered.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

The following unaudited pro forma condensed consolidated balance sheet presents the Company’s condensed consolidated balance sheet as of September 30, 2026, as adjusted to give effect to the transactions described above as if they had occurred on September 30, 2026.

	September 30,	Pro Forma
	2026	Adjustments	Notes	Pro Forma
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$476,598	$(50,000)	(A)	$426,598
Accounts receivable, net	1,966,605	-		1,966,605
Inventories, net	1,440,296	-		1,440,296
Due from related parties	1,162,125	-		1,162,125
Prepaid and other current assets	174,411	223,635	(C )	398,046
Total current assets	5,220,035	173,635		5,393,670
Property, plant and equipment, net	323,305	-		323,305
Capitalized software	2,345,268	-		2,345,268
Operating lease, right-of-use-assets	1,590,240	-		1,590,240
Goodwill	15,787,176	-		15,787,176
Other intangible assets, net	13,249,358	3,023,907	(A)	16,273,265
Investment in SAFE	35,000	-		35,000
Deposits and other assets	183,486	-		183,486
Total assets	$38,733,868	$3,197,542		$41,931,410

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,061,543	$(310,845)	(B)	$12,750,698
Accounts payable, related party	25,500	-		25,500
Accrued expenses and other liabilities	3,647,245	-		3,647,245
Purchase consideration liability	1,885,700	-		1,885,700
Contingent consideration liability	-	953,906	(A)	953,906
Convertible notes payable, net of debt discount	13,912,007	-		13,912,007
Current portion of debt obligations, net of debt discount	2,788,058	-		2,788,058
Operating lease liabilities- current portion	1,229,731	-		1,229,731
Total current liabilities	36,549,784	643,061		37,192,845
Convertible notes payable	1,363,672	-		1,363,672
Note payable, net of discount	100,000	-		100,000
Operating lease liabilities	548,717	-		548,717
Total liabilities	$38,562,173	$643,061		$39,205,234

Stockholders’ equity (deficit):
Common Stock	473	99	(A) (B) (C)	572
Additional paid-in capital	124,851,605	3,108,337	(A) (B) (C)	127,959,942
Accumulated deficit	(126,547,748)	(553,955)	(B)	(127,101,703)
Total DataMeds AI, Inc. stockholders’ equity (deficit)	(1,695,670)	2,554,481		858,811
Non-controlling interest	1,867,365	-		1,867,365
Total stockholders’ equity (deficit)	171,695	2,554,481		2,726,176
Total liabilities and stockholders’ equity (deficit)	$38,733,868	$3,197,542		$41,931,410

Notes to the Unaudited Pro Forma Condensed Consolidated Balance Sheet

(A)	Reflects the REBOOT License Agreement entered into on October 13, 2026, including (i) the issuance of 666,667 shares of common stock with a fair value of $2,020,001, based on the closing price of the common stock of $3.03 per share on that date; (ii) the recognition of a contingent consideration liability of $953,906, representing the estimated fair value of the Company’s obligation to issue additional shares of common stock if, 180 days after the effective date of the agreement, the market value of the shares issued is less than $2,000,000, determined using the Black-Scholes-Merton option pricing model; and (iii) a cash payment of $50,000 toward the reconfiguration of the licensed platform. The aggregate cost of $3,023,907 is recorded as an intangible asset. The accounting for this transaction is preliminary.

(B)	Reflects the issuance of 235,000 shares of common stock to Silverback Capital Corporation, pursuant to the Settlement Agreement, in satisfaction of $310,845 of outstanding vendor claims included in accounts payable. The shares are recorded at their fair value of $864,800, based on the closing price of the common stock of $3.68 per share on the date of issuance, and the excess of the fair value of the shares over the carrying amount of the claims satisfied of $553,955 is reflected as an increase in accumulated deficit. The net increase in stockholders’ equity is $310,845.

(C)	Reflects the issuance of an aggregate of 82,328 shares of common stock on October 14 and October 16, 2026 as consideration for services to be rendered in future period. The shares are recorded at their aggregate fair value of $223,635, based on the closing prices of the common stock on the respective dates of issuance, as a prepaid expense and an increase in additional paid-in capital.

Compliance Assessment

On a pro forma basis, after giving effect to the transactions described above, the Company’s total stockholders’ equity as of September 30, 2026 would have been $2,726,176, which exceeds the minimum stockholders’ equity of $2,500,000 required under the Equity Rule. However, there can be no assurance that Nasdaq will conclude that the Company has evidenced compliance with the Equity Rule, or that the Company will be able to maintain compliance with the Equity Rule or the other continued listing requirements of Nasdaq in future periods. The Company’s stockholders’ equity will be reduced by its continued operating losses and may be further reduced by increases in the fair value of the contingent consideration liability resulting from declines in the market price of the Company’s common stock, as well as by other factors. If the Company fails to evidence or maintain compliance with the Equity Rule, its common stock may be subject to delisting from The Nasdaq Capital Market, which could adversely affect the liquidity and market price of the common stock and the Company’s ability to raise capital. See Note 2 — Liquidity and Going Concern.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (i) the estimate or assumption is complex in nature or requires a high degree of judgment and (ii) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 1 to our financial statements included elsewhere in this Quarterly Report.

There have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Business Combinations

We account for business combinations using the acquisition method, which requires us to estimate the fair values of the consideration transferred, the assets acquired and the liabilities assumed as of the acquisition date. In connection with the Helomics Acquisition, we estimated the fair values of the common stock and convertible note issued as consideration, property, plant and equipment, and operating lease right-of-use assets and liabilities, which required judgments regarding, among other things, the incremental borrowing rate used to measure the lease liabilities and the terms of the leases relative to market terms. The purchase price allocation is preliminary and may be adjusted during the measurement period.

Asset Acquisitions and Non-controlling Interest

In connection with the Healthstar Closing, we determined that the transaction was an asset acquisition and measured the intellectual property acquired based on the consideration transferred and the non-controlling interest recognized. The measurement of the non-controlling interest, and therefore the intellectual property, required judgment regarding the value of Kare Hub’s 49% membership interest in Healthstar. We also estimated the useful life of the intellectual property.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

On September 11, 2026, we completed the Helomics Acquisition, and on September 28, 2026, we completed the Healthstar Closing. We are in the process of integrating Helomics and Healthstar into our internal control over financial reporting. Other than the integration of these businesses and the remediation measures described above that remain in progress, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is set forth in Note 15 — Commitments and Contingencies to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference. As described in Note 8 — Debt and Note 15, on September 11, 2026, the Company entered into a settlement agreement with the sellers of Wellgistics, LLC and certain former officers of the Company, pursuant to which the litigation pending in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida and in the Court of Chancery of the State of Delaware was dismissed with prejudice.

Item 1A. Risk Factors.

Except with respect to the Company’s on-going liquidity needs, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 20, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities that we issued during the three months ended September 30, 2026, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During the three months ended September 30, 2026, the Company issued an aggregate of 1,591,435 shares of common stock to Silverback Capital Corporation pursuant to the Settlement Agreement, in satisfaction of outstanding creditor claims. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act, based upon the fairness determination made by the Circuit Court of the Twelfth Judicial Circuit in and for DeSoto County, Florida.

On September 11, 2026, in connection with the Helomics Acquisition, the Company issued 636,328 shares of common stock and a convertible promissory note in the principal amount of $1,363,672 to Axe Compute Inc.

On September 28, 2026, the Company issued an aggregate of 30,000 shares of common stock to Kare Pharmtech, LLC and its designee as partial consideration under the Collaboration Agreement.

The securities described above, other than the shares issued to Silverback Capital Corporation pursuant to the Settlement Agreement, were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The recipients represented that they acquired the securities for investment purposes only and not with a view to any distribution thereof, the Company did not engage in any general solicitation or advertising, and the securities bear appropriate restrictive legends.

Repurchases

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share
July 1 - July 31, 2026	-	$-
August 1 - August 31, 2026	-	-
September 1 - September 301, 2026	364,099⁽¹⁾	0.96
Total	364,099	$0.96

⁽¹⁾ Represents shares repurchased from the sellers of Wellgistics, LLC in connection with the Seller Settlement described in Note 8 to the condensed consolidated financial statements. The repurchase was not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

DATAMEDS AI, INC.

Date: November 13, 2026
	By:	/s/ Prashant Patel
	Name:	Prashant Patel
	Title:	President and Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: November 13, 2026

